Form 10-K
period 2017-12-31
GlassBridge Enterprises, Inc.
filed 2018-04-02
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
Form 10-K
________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(b) of the Act: None
________________________________________________
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights
(Title of class)
________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑
				(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $3.96 as reported on the New York Stock Exchange on June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), was $13.3 million.
The number of shares outstanding of the registrant’s common stock on March 29, 2018 was 5,131,540.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLASSBRIDGE ENTERPRISES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

Cautionary Statements Regarding Forward-Looking Statements
We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-K, in our other filings with the U.S. Securities and Exchange Commission (“SEC”) and in our reports to shareholders.
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning the launch of our asset management business and related investment vehicles, strategic initiatives and potential acquisitions, the results of operations of our existing business lines, the impact of legal or regulatory matters on our business, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: our need for substantial additional capital in order to fund our business; our ability to realize the anticipated benefits of the Restructuring Plan (as defined herein) and other recent significant changes; the negative impacts of our delisting from the New York Stock Exchange (“NYSE”), including reduced liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock; significant costs relating to pending and future litigation; our ability to attract and retain talented personnel; the structure or success of our participation in any joint investments; risks associated with any future acquisition or business opportunities; our need to consume resources in researching acquisitions, business opportunities or financings and capital market transactions; our ability to integrate additional businesses or technologies; the impact of our Reverse Stock Split (as defined herein) on the market trading liquidity of our common stock; the market price volatility of our common stock; our need to incur asset impairment charges for intangible assets and goodwill; significant changes in discount rates, rates of return on pension assets and mortality tables; our reliance on aging information systems and our ability to protect those systems against security breaches; our ability to integrate accounting systems; changes in tax guidance and related interpretations and inspections by tax authorities; our ability to raise capital from third party investors for our asset management business; the efforts of the key personnel of Clinton Relational Opportunity Master Fund, L.P. (“Clinton”) and the performance of its overall business; our ability to comply with extensive regulations relating to the launch and operation of our asset management business; our ability to compete in the intensely competitive asset management business; the performance of any investment funds we sponsor or accounts we manage, including any fund or account managed by Clinton; difficult market and economic conditions, including changes in interest rates and volatile equity and credit markets; our ability to achieve steady earnings growth on a quarterly basis in our asset management business; the significant demands placed on our resources and employees, and associated increases in expenses, risks and regulatory oversight, resulting from the potential growth of our asset management business; our ability to establish a favorable reputation for our asset management business; the lack of operating history of our asset manager subsidiary and any funds that we may sponsor; our ability to realize the anticipated benefits of the third-party investment in our partially-owned data storage business; decreasing revenues and greater losses attributable to our partially-owned data storage products; our ability to quickly develop, source and deliver differentiated and innovative products; our dependence on third parties for new product introductions or technologies; our dependence on third-party contract manufacturing services and supplier-provided parts, components and sub-systems; our dependence on key customers, partners and resellers; foreign currency fluctuations and negative or uncertain global or regional economic conditions as well as various factors set forth from time to time in Item 1A of this Form 10-K and from time to time in our filings with the SEC.

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
Asset Management Business
Our Asset Management Business is comprised of two distinct businesses. One of these businesses focuses on liquid alternative marketable strategies that employ primarily technology-driven and quantitative strategies. The other business, our joint venture with Roc Nation, focuses on venture and private equity. Within the liquid investment space, we intend to use algorithms and other quantitative strategies with the goal of achieving consistent, competitive risk-adjusted returns for GBAM’s investors. In February 2017, we closed a transaction with Clinton Relational Opportunity Master Fund, L.P. (“Clinton”) which facilitated the launch of our asset management business (the “Capacity and Services Transaction”). The Capacity and Services Transaction allows for GBAM to initially place up to $1 billion of investment capacity under Clinton’s management within Clinton’s quantitative equity strategy for a five-year term. We have the option of expanding such investment capacity to $1.5 billion and to extend the term for two subsequent one-year periods, subject to certain conditions.
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
In June 2017, we launched our first GMAM-managed investment fund (the “GBAM Fund”) which focuses primarily on technology-driven quantitative strategies. As of December 31, 2017, we invested $5.0 million in the GBAM Fund. Our cash and cash equivalents balance as of December 31, 2017 included the $5.0 million invested in the GBAM Fund.
We intend to earn revenues in our Asset Management Business primarily by providing investment advisory services to the GlassBridge funds and the separate managed accounts. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention and disposition of portfolio securities in accordance with the fund’s investment objectives, policies and restrictions), conducting investment research, monitoring compliance with each fund’s investment restrictions and applicable laws and regulations, overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ investment performance and adherence to investment policies, risk management and compliance procedures, overseeing other service providers, maintaining public relations and marketing programs for each of the funds, preparing and distributing regulatory reports and overseeing distribution through third party financial intermediaries. We anticipate that our revenues will increase or decrease as our average assets under management rises or falls. The percentage amount of the investment advisory fees may vary from fund to fund.
We have delegated day-to-day portfolio management responsibilities to Clinton as sub-advisor to our initial quantitative fund pursuant to the Capacity and Services Transaction. Clinton will not collect a fee for such services going forward as we issued 1,250,000 shares of common stock of the Company to Clinton’s affiliate in connection with the closing of the Capacity and Services Transaction.
In March 2017, ARRIVE was formed through a collaboration with Roc Nation, a full-service entertainment company founded by Shawn "JAY Z" Carter, Primary Venture Partners (“Primary”) and GBAM. Primary will serve as a venture advisor and GlassBridge will provide institutional and operational support. ARRIVE was created to invest alongside entrepreneurs and early stage businesses. Among other things, ARRIVE anticipates the launch of traditional venture funds in order to, among other activities, support existing portfolio companies through their subsequent growth stages and other special purpose investment vehicles to invest in private equity transactions.
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
The success of our Asset Management Business will depend in large part on our ability to create investment products and raise capital from third party investors. If we are unable to raise capital from third party investors, we would be unable to collect management fees or deploy their capital into investments and potentially collect performance fees, which would adversely affect our ability to generate revenue and cash flow from this business. During the fourth quarter of 2017 we received our first third party investment allocations.
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
Difficult market and economic conditions, including, without limitation, changes in interest rates and volatile equity and credit markets, can adversely affect our asset management business in many ways; including by reducing the value or performance of the investments made by any investment funds we sponsor or accounts we manage, including, without limitation, any fund managed by Clinton, and reducing our ability to raise or deploy capital; each of which could adversely affect our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
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
Nexsan Business
Our Nexsan Business consists of products of Nexsan and Connected Data, Inc. (“CDI”). We acquired the Nexsan brand at the end of 2012 and began operations in 2013. In October 2015, we acquired substantially all of the equity of CDI as well as the Transporter brand.

The Nexsan Business portfolio features solid-state optimized unified hybrid storage systems, secure automated archive solutions and high-density enterprise storage arrays. These storage solutions are ideal for a broad range of applications including virtual machine storage, cloud storage, database, surveillance, bulk storage, backup and recovery, disaster recovery and archive.
The Nexsan Business products are sold to small and medium-size enterprise customers across a range of vertical markets exclusively through our worldwide network of value-added resellers (“VARs”). Our Nexsan Business has approximately 11,000 customers worldwide with approximately 40,000 systems.
We offer global customers four main solution sets:

•	The Unity line is a unified storage solution. A single platform at a single price delivers superior business productivity and data mobility.

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
Following the NXSN Transaction (as defined below), Nexsan is now our partially-owned subsidiary. The NXSN Transaction was designed to provide for third-party investment in the Nexsan Business to enhance Nexsan’s growth and support its recent product developments, minimize our need to make this investment in Nexsan ourselves and preserve the potential for equity value upside from Nexsan’s ongoing development and market penetration.
We serve customers in many geographic regions worldwide. The United States represents the largest current individual market for our products and offers several sophisticated channels of distribution, including VARs, original equipment manufacturers (“OEMs”) and retail outlets. Western Europe exhibits traits similar to North America in terms of overall breadth of product offerings, high penetration of end-user markets and range of sophistication of distribution channels.
The revenues derived from our Nexsan Business are subject to some levels of seasonality. Historically, our third and fourth quarters have been the highest revenue quarters of the year due to stronger consumer and information technology spending.
The products in our Nexsan Business are sold to businesses and individual consumers. One customer accounted for 23% and 19% of our revenue in 2017 and 2016, respectively. We market our products through a combination of distributors, wholesalers, VARs, OEMs and retail outlets. The majority of products are sold through distributors, VARs and retail channels. We maintain a sales force and a network of distributors and VARs to generate sales of our products around the world.
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
The success of our Nexsan Business depends on the development and timely introduction of new products. Beginning in 2013, our research and development efforts, which included our Legacy Businesses, were narrowed to priority projects in our growth areas of data protection and management, storage hardware, removable hard drive systems, disk-based storage systems and related software. We maintain advanced research facilities and invest both in researching, developing and engineering potential new products, as well as improving existing products. Our research and development expense was $8.1 million and $11.9 million for 2017 and 2016, respectively. We invest in focused research, development, engineering and capital equipment in order to remain competitive and successfully develop and source products that meet market requirements. Research and development expense decreased in 2017 as a result of lower spending on the Unity product as we substantially completed the product design in the prior period, headcount reductions and favorable exchange rates.
We rely on a combination of patent, trademark and copyright laws, trade secret protection, and confidentiality and license agreements to protect the intellectual property rights related to our products. We register our patents and trademarks in the United States and in a number of other countries where we do business. United States patents are currently granted for a term of 20 years from the date a patent application is filed. United States trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of trade. Due to the difficulty in identifying and legally evaluating patents and trademarks, we have been and continue to be both plaintiffs and defendants in lawsuits over such intellectual property rights. Material legal proceedings are discussed below under Item 3 of this Form 10-K.
Our Nexsan Business operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of that liability has been reasonably estimated. We review these accruals periodically as remediation and investigatory activities proceed and adjust them accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. We did not have any environmental accruals as of December 31, 2017.
At December 31, 2017, we employed approximately 120 people worldwide, with approximately 60 employed in the United States and approximately 60 employed internationally.
Approximately 45 percent of our total revenue in 2017 from our Nexsan Business came from sales outside the United States, primarily through subsidiaries, sales offices, distributors, VARs and relationships with OEMs throughout Europe, Asia, Latin America and Canada. We do not own any manufacturing facilities. See Note 14 - Business Segment Information and Geographic Data in our Notes to Consolidated Financial Statements for further information on our international operations. As discussed under Risk Factors in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.
The Legacy Businesses
Following the completion of the Restructuring Plan (as defined below), we no longer operate our Legacy Businesses. The wind down of our Legacy Businesses was completed in early 2016. During the execution of the Restructuring Plan, our strategy was to maximize cash flows, extract working capital from these businesses and manage our cost structure efficiently as we wound down the businesses.
When we conducted our Legacy Businesses, the Imation brand was for many years at the forefront of data storage and digital technology. Imation brand products included magnetic tape media, recordable CDs, DVDs and Blu-ray discs, flash products and hard disk drives.
Company History
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
We have, however, undergone a period of significant changes. Beginning with the proxy contest led by Clinton in connection with the annual meeting of stockholders in 2015 and continuing until February 2017, we underwent a restructuring plan (the “Restructuring Plan”) led by our management, our Board of Directors (the “Board”) and its Strategic Alternatives Committee. Since the proxy contest, our evolution has included a re-composition of the Board, changes in the compensation structures of the Board and management and the execution of the Restructuring Plan which included the elimination of unprofitable businesses and the harvesting of capital from the liquidation of non-core assets.
Beginning in September 2015, the Board, management and the Strategic Alternatives Committee adopted the Restructuring Plan to begin the process of discontinuing our Legacy Businesses, a decision which resulted from continued losses due to secular declines and which was aimed to reduce our cost structure and streamline our organization. Following the wind down of our Legacy Businesses, we then developed and explored strategies and alternatives to create stockholder value by deploying our excess capital. The Restructuring Plan also called for the rapid rationalization of our corporate overhead. We incurred approximately $120 million in total charges for the Restructuring Plan, excluding tax impact. The charges were mostly non-cash, with cash charges of approximately $34 million.
We closed a transaction in January 2017 with NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”), an affiliate of Spear Point Capital Management LLC (“Spear Point”), pursuant to which all of the issued and outstanding common stock of Nexsan was sold to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Transaction” and the “NXSN Note” respectively). Prior to the consummation of the NXSN Transaction, we contributed all of the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction was designed to provide for third-party investment in the Nexsan business to enhance Nexsan’s growth and support its recent product developments, minimize our need to make this investment in Nexsan ourselves and preserve the potential for equity value upside from Nexsan’s ongoing development and market penetration. While the results of the NXSN Transaction initially met our expectations, Spear Point’s management of and investment in NXSN and Nexsan proved to be both inadequate and in violation of the NXSN Transaction agreements. Accordingly, on November 14th, 2017, we invoked the rights resulting from such violations to exercise the voting rights created thereby and re-take management control of the Nexsan subsidiaries and business. We continue to explore options to preserve the cash and the enterprise value of the Nexsan Business.
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
With the wind down of our Legacy Businesses substantially completed by the first quarter of 2016, we had two operating business segments for 2017: the “Asset Management Business,” our primary operating business segment which consists of our investment advisory business conducted through GBAM, and the “Nexsan Business,” through which we operated a global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line. In February 2017, we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management.
In June 2017, we launched the GBAM Fund as described above under “-Asset Management Business.”
On July 20, 2017, the Company notified the NYSE of its intention to voluntarily delist its common stock from the NYSE. After much careful discussion and deliberation, our Board approved resolutions authorizing the Company to initiate voluntarily delisting from the NYSE. The Board weighed several material factors in reaching this decision, including avoiding the risks that involuntary suspension of trading could cause and the importance of a controlled transition to the OTCQX marketplace (the “OTCQX”) to ensure the continuing availability of a market for trading our common stock. The last trading day on the NYSE was August 1, 2017. Our common stock began trading on the OTCQX under the symbol “GLAE” on August 2, 2017.
Executive Officers
As of April 2, 2018, the company has three executive officers.
Joseph De Perio, age 39, is our Chairman and principal executive officer. Mr. De Perio joined our Board on May 20, 2015. On March 22, 2017, the Board appointed Joseph De Perio to serve as its Chairman and as the

Company’s principal executive officer, effective on the same day. Previously, Mr. De Perio served as the Board’s Non-Executive Chairman. Mr. De Perio has served as a Senior Portfolio Manager of Clinton since October 2010; he also served in a similar capacity from 2006 until December 2007. From December 2007 until October 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C., a global investment management firm. Mr. De Perio was a Private Equity Associate at Trimaran Capital Partners, a private investment firm, from 2004 until 2006 and an analyst and associate in the mergers and acquisitions department at CIBC Oppenheimer, a national investment boutique, from 2000 until 2004. Mr. De Perio also served on the board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio also served on the board of directors of EveryWare Global, Inc., a provider of tabletop and food preparation products for the consumer and foodservice markets, from May 2013 until April 2015 when the company filed for protection under Chapter 11 of the United States Bankruptcy Code pursuant to a pre-packaged plan of reorganization. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.
Danny Zheng, age 48, is our Interim Chief Executive Officer and Chief Financial Officer. Mr. Zheng joined the Company in 2008 to lead the Company's Electronic Products segment. In 2011 he was appointed as Corporate Treasurer. In 2014, Mr. Zheng was appointed Vice President, Corporate Controller. On April 26, 2016, Mr. Zheng was appointed as our Chief Financial Officer and on February 2, 2017 was appointed as our Interim Chief Executive Officer. Prior to Mr. Zheng’s employment with the Company, he served as Chief Financial Officer and Interim CEO of The Singing Machine Company (OTCQB: SMDM), a consumer electronics company. Mr. Zheng is a Certified Public Accountant, received his bachelor’s degree in Accounting from Nankai University in Tianjin, China and holds a Masters of Business Administration from the Wharton School of the University of Pennsylvania.
Daniel A. Strauss, age 33, is our Chief Operating Officer. Mr. Strauss has been a Portfolio Manager at Clinton since 2010. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity through which he has developed a deep understanding of corporate finance and strategic planning activities. At Clinton, Mr. Strauss is responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss is responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co. as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC) from August 2011 until December 2015 and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School Of Business at New York University.
Availability of SEC Reports
Additional information about GlassBridge is available on our website at www.glassbridge.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and our proxy statements. Investors can find this information under the “Investor Relations” section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. You may read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at www.sec.gov.
In addition, the GlassBridge code of ethics and the charters for the committees of our Board are also available under the “Investor Relations” section of our website under the “Corporate Governance” section. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, GlassBridge Enterprises, Inc., 1099 Helmo Ave. N., Suite 250, Oakdale, Minnesota 55128. Our code of ethics is part of our broader Business Conduct Policy, which is posted on our website. If we make any amendments to our code of ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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
We had $8.8 million in cash and $0.7 million of short-term investments as of December 31, 2017. Based on these capital resources and given the new launch of our Asset Management Business, we cannot guarantee that we will have sufficient capital to fund our operations if the new direction of our business does not generate sufficient capital on our expected timeline or if we are required to satisfy all of our potential liabilities.
We expect our future capital requirements to be substantial, particularly with respect to corporate expenses, our Asset Management Business, and potential litigation-related costs. We anticipate that for 2018 our corporate expenses will be approximately $3.8 million, pension obligation funding costs will be approximately $2.8 million, legal settlement payments will be approximately $0.5 million and others will be approximately $0.5 million, and any cash shortfall associated with Nexsan and the Asset Management Business. As discussed in Note 15 to the financial statements included in this Annual Report on Form 10-K and the risk factor entitled “Pending and future litigation may lead us to incur significant costs,” below, there has been a judgment by a lower French court against our subsidiary in the Netherlands, Imation Europe B.V. (“IEBV”), in the amount of approximately 14 Million Euros (approximately $17,220,000 at current exchange rates), which the Company is vigorously appealing and believes it will be successful in overturning. This, among other actual and potential litigation-related expenses could have a material impact, both negatively and positively, in the Company’s financial results.
In addition, our need for additional capital will depend on many factors, including:

•	the success of our Asset Management Business;

•	the success of our Nexsan Business;

•	the success of investments we have made or may make in joint ventures;

•	the effect of any acquisitions that we may make in the future;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal action;

•	the filing, prosecution and enforcement of our intellectual property; and

•	disruption of the global financial and credit markets.
With our current cash position and potential costs, investors or other financing sources may be unwilling to provide funding on acceptable terms or at all. If we cannot obtain additional financing when we need it and on terms acceptable to us, our business may fail. If we fail to raise sufficient funds or incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, operate our Asset Management Business or otherwise respond to competitive pressures could be significantly limited. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If our business fails, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose a substantial part or all of their investment.
Our transition to the OTCQX from the NYSE may impact our trading volume and liquidity, lower prices of our common stock and make more difficult for us to raise capital.
On July 20, 2017, the Company notified the NYSE of its intention to voluntarily delist its common stock from the NYSE. After much careful consideration and deliberation, our Board approved resolutions authorizing the Company to initiate voluntarily delisting from the NYSE. The Board weighed several material factors in reaching this decision, including avoiding the risks that involuntary suspension of trading could cause and the importance of a controlled transition to the OTCQX to ensure the continuing availability of a market for trading our common stock. The last trading day on the NYSE was August 1, 2017. Since August 2, 2017, our common stock has been trading on the OTCQX under the symbol “GLAE.” If an adequate trading market for our common shares does not develop on the OTCQX, stockholders’ ability to buy and sell our common stock could be materially impaired, which could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the recent delisting of our common stock from the NYSE could significantly impair our ability to raise capital.
Pending and future litigation may lead us to incur significant costs.
We are subject to various pending or threatened legal actions in the ordinary course of our business. With respect to our Legacy Business and Nexsan Business, claims have and may continue to arise from time to time alleging that we infringe on the intellectual property rights of others. If we are not successful in defending ourselves against those claims, we could incur substantial costs in implementing remediation actions, such as redesigning our products or processes, paying for license rights, paying to settle disputes or paying damages. The related costs or the disruption to our operations could have a material adverse effect on our results. In addition, we utilize valuable non-patented technical know-how and trade secrets in our product development. There can be no assurance that confidentiality agreements and other measures we utilize to protect such proprietary information will be effective, that these agreements will not be breached or that our competitors will not acquire the information as a result of or through independent development. We enforce our intellectual property rights against others who infringe those rights. Additionally, we are subject to allegations of patent infringement by our competitors as well as by non-practicing entities, sometimes referred to as “patent trolls,” who may seek monetary settlements from us. For example, as discussed in Item 3 of this Annual Report on Form 10-K, in February 2017 a jury in a patent infringement case brought against us awarded the plaintiff $11.0 million in damages. We entered into a settlement agreement with the plaintiff on September 28, 2017 resolving all claims, pursuant to which we (i) paid the plaintiff $3.75 million in cash, (ii) issued to the plaintiff a promissory note in the principal amount of $4 million, and (iii) pledged certain of our assets to secure our obligations under such promissory note.
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
We may be unable to realize the anticipated benefits of the Restructuring Plan and our other recent significant changes.
Beginning with the proxy contest in connection with the annual meeting of stockholders in 2015 and continuing until February 2017, we underwent the Restructuring Plan led by our management, our Board and its Strategic Alternatives Committee. The Restructuring Plan included the termination of our Legacy Businesses and the entry into the NXSN Transaction and the Capacity and Services Transaction. While the Restructuring Plan was conducted to address continued losses due to secular declines in our Legacy Businesses, to reduce our cost structure and streamline our organization and to explore strategic alternatives including the launch of our Asset Management Business, we may be unable to ultimately realize some or all of the anticipated benefits of such actions and such actions may not enhance, or may decrease, stockholder value or the value of our business. If our new strategy of focusing on our Asset Management Business is not successful, it could have a material and adverse impact on our business, prospects, financial condition, results of operations or cash flow. In addition, the continuing process of reviewing strategic alternatives and implementing any courses of action selected may be disruptive to our business operations, may distract management from its day-to-day responsibilities and could make it more difficult to retain customers, vendors and employees.

The future success of the Company is dependent in part on our ability to attract and retain talented personnel.
Following the completion of the Restructuring Plan, the success of our business strategy will depend in part on the abilities and expertise of our management, including a Chief Executive Officer, and other personnel in interpreting and responding to economic, market and other conditions and data in order to, among other things, locate and adopt appropriate opportunities and acquire, monitor and divest businesses and investments, and in particular, guide the Company’s new strategy focused on the Asset Management Business. The loss of, or inability to attract, talented individuals to execute our new business strategy could adversely impact our business, prospects, financial condition, results of operations or cash flow.
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
We effected the Reverse Stock Split of our shares of common stock, which may have reduced the market trading liquidity of the shares of our common stock.
We effected the 1:10 Reverse Stock Split of our common stock on February 21, 2017. The liquidity of the shares of our common stock may be have been reduced following the Reverse Stock Split as a result of the reduced number of shares outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may have increased the number of stockholders who own odd lots of our common stock (less than 100 shares), creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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
The outcome of litigation based on the imposition of optical levies in France and The Netherlands could adversely affect us.
As discussed in the section on Copyright Levies in Critical Accounting Policies and Estimates below, many countries around the world have levy collection societies that impose levies on the sale of optical products and other products to compensate copyright owners for legal private copying. The Company has for many years been involved in litigation in several of those countries related to its obligation to pay levies on sales of our products to customers in those countries. In general, and based primarily upon a favorable decision of the European Court of Justice, the highest court in the European Union, the Company has prevailed or favorably settled disputes (or is in the process of documenting such a settlement) in each jurisdiction where there was material litigation except for

France and the Netherlands. See Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for a discussion of the material litigation related to these levies. As of the date hereof, the only judgment issued by a trial court in either France or The Netherlands has been, as noted above, adverse to the Company’s subsidiary IEBV. If that judgment is not reversed on appeal, it would be materially adverse to the Company’s financial condition.
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
Risks Related to our Asset Management Business
Our Asset Management Business depends in large part on our ability to raise capital from third party investors. If we are unable to raise capital from third party investors, we will be unable to collect management fees or deploy their capital into investments and potentially collect performance fees, which would materially affect our ability to generate revenue and cash flow from our Asset Management Business.
Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market and the asset allocation rules or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our funds or the asset classes in which our funds invest. There are no assurances that we can find or secure commitments from investors. If economic conditions were to deteriorate or if we are unable to find enough investors, we might raise less than our desired amount for a given fund. If we are unable to successfully raise enough capital, it could materially affect our ability to generate revenue and cash flow from our Asset Management Business, which could adversely affect our financial prospects and condition.
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
Our Asset Management Business is subject to extensive regulation, which increases our costs of doing business, and our failure to comply with regulatory requirements may harm our financial condition.
Our Asset Management Business is subject to extensive regulation in the United States, particularly by the SEC. We are or may become subject to regulation under the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Company Act of 1940, the Investment Advisers Act of 1940 and various other statutes, regulations and rules. As a result of launching our Asset Management Business, we face increased costs in complying with newly applicable regulations, and we could continue to experience higher costs if new rules and regulatory actions or legislation require us to spend more time, hire additional personnel or buy new technology to comply with these rules and laws. The changes in laws or regulations could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. Our business may be materially affected not only by securities regulations, but also by regulations of general application. For example, existing and proposed tax legislation and other governmental regulations and policies, including the interest rate policies of the Federal Reserve Board or cybersecurity regulation, could increase our compliance and other costs.
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
The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, fund terms, fees, brand recognition and business reputation. Our Asset Management Business competes with many domestic and global competitors that may provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial institutions. We expect that competition will continue to increase. A number of factors serve to increase our competitive risks:

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
This competitive pressure could adversely affect our ability to make successful investments and may limit our ability to raise future investment funds, any of which would adversely impact our business, revenue, results of operations and cash flow.

Poor performance of any investment funds we sponsor or accounts we manage, including, without limitation, any fund or account managed or subadvised by Clinton pursuant to the Capacity and Services Transaction, would adversely affect our ability to generate revenue, income and cash flow, and could adversely affect our ability to raise capital for future investment funds and accounts.
In the event that any of our investment funds or accounts we manage, including, without limitation, any fund or account managed or subadvised by Clinton pursuant to the Capacity and Services Transaction, were to perform poorly, our ability to generate revenue, income and cash flow, and our ability to raise capital for future investment funds and accounts, would be adversely affected. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Poor performance of our investment funds could make it more difficult for us to raise new capital. Potential investors in our funds will assess our investment funds’ performance, and our ability to raise capital and avoid excessive redemption levels will depend on our investment funds’ satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee revenue. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions which would likewise decrease our revenue.
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
Our Asset Management Business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside our control, including but not limited to changes in interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn, each of our businesses could be affected in different ways. We are unable to predict whether and to what extent uncertainty surrounding economic and market conditions will be reduced, and even in the absence of uncertainty, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.
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
The revenues attributable to the Nexsan product line have continued to decline year over year and losses have been significant. Any further material declines in revenues or increased losses could have a material and adverse effect on our business and results of operations. If we are unable to grow revenue, increase profit margins or cut costs, our capital resources and the NXSN Note may be negatively impacted.

Our Nexsan Business may not be competitive if we cannot quickly develop, source, introduce and deliver differentiated and innovative products because of the rapid technology changes in the industry in which it operates.
The Nexsan Business operates in a highly competitive environment, characterized by rapid technological change and new product introductions. In these highly competitive and changing markets, the success of our Nexsan Business will depend, to a significant extent, on our ability to continue to develop and introduce differentiated and innovative products cost-effectively and on a timely basis. The success of the offerings in our Nexsan Business is dependent on several factors including its product differentiation, the timing of new product introductions, the effectiveness of marketing programs and maintaining low sourcing and supply chain costs. No assurance can be given with regard to our ability to anticipate and react to changes in market requirements, actions of competitors or the pace and direction of technology changes. If we are not successful in growing new product revenues in our Nexsan Business our financial results could be materially and adversely impacted.
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
Our Nexsan Business is substantially dependent on one key customer, which accounted for 23% of our consolidated revenue for the year ended December 31, 2017. There is no guarantee that such customer will continue to maintain historical levels of business with us. Our Nexsan Business would be materially adversely affected if we are unable to maintain our existing relationships with such key customers. In addition, our sales are dependent on the success of all of our customers, as well as our partners and resellers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. We depend on the sales of our major customers, partners and resellers and any material delay, cancellation or reduction of orders from these groups would have a material adverse effect on our results of operations. Developments adverse to our major customers, partners, and resellers or their products, or the failure of these groups to pay for components or services, would also have an adverse effect on us.
We rely on our aging information systems to conduct our Nexsan business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.
The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breach by computer hackers and cyber terrorists. We rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any interruption or failure of our information systems or any breach of security could adversely affect our business and results of operations.

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
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations).  All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance.  As of December 31, 2017, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters.  It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows.Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.
As noted above, the most significant legal proceedings involving the Company are those concerning the claims and counterclaims resulting from the levies on the sale of optical media in France and The Netherlands. See the section on Copyright Levies in Critical Accounting Policies and Estimates below and Note 15 - Litigation, Commitments and Contingencies in the below Notes to Consolidated Financial Statements for a discussion of the material litigation related to these levies.
On December 31, 2014, IOENGINE, LLC (“IOENGINE”) filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded IOENGINE $11.0 million in damages. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 28, 2017, we entered into a settlement agreement with IOENGINE on September 28, 2017 resolving all claims relating to the IOENGINE lawsuit. Pursuant to the settlement agreement, (i) we paid IOENGINE $3.75 million in cash on October 3, 2017, (ii) issued to IOENGINE a promissory note (the “IOENGINE Note”) in the principal amount of $4 million under which no cash payments are due until June 30, 2019 (except in connection with acceleration upon an event of default), and (iii) we pledged certain of our assets to secure our obligations under the IOENGINE Note, notably the NXSN Note.
On January 26, 2016, CMC Magnetic Corp. (“CMC”), a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages from the Company and the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract. CMC also brought similar claims in Japan and the Netherlands against other of our subsidiaries. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 18, 2017, we entered into a settlement agreement with CMC on September 15, 2017, resolving all claims relating to the CMC lawsuits. Pursuant to the settlement agreement, (i) we agreed that our subsidiary Imation Corporation Japan (“ICJ”) will cause the release and payment to CMC of approximately $9.2 million in attached assets, (ii) ICJ made a payment to CMC of $1.5 million on October 10, 2017, (iii) our subsidiary IEBV will cause the release and payment to CMC of approximately $825,000 in attached assets, (iv) ICJ issued to CMC an unsecured promissory note (the “CMC Note”) in the amount of $1.5 million, and (v) the Company guaranteed ICJ’s obligations under the CMC Note.
On March 29, 2017, three former Legacy Business employees, who were among the approximately 100 similarly situated employees terminated as a result of the Restructuring plan, filed a lawsuit in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits. While full discovery of the relevant facts has not been completed, we believe these state law claims are without merit and are vigorously defending our position.
ICJ is the defendant in a lawsuit in The Tokyo District Court, Civil 49th Division, brought against it by Suntop Art Work Co., Ltd., seeking damages of at least 100 Million Yen ($940,000 at the current exchange rate), based on allegations that ICJ is in violation of a Japanese legal equitable principle requiring long-term business counterparties to provide a judicially-determined adequate notice of cessation of business even when a shorter time has been agreed in writing by the parties. ICJ believes this claim is entirely without merit and is vigorously defending its position.
IEBV is the defendant in four separate lawsuits in trial courts in Versailles and Bordeaux, France, brought by former employees based on the alleged failure to have provided them, in accordance with the French labor laws in effect at the time of their termination, with employment opportunities elsewhere in the world commensurate with their abilities and positions prior to termination. The plaintiffs in the IEBV lawsuits are seeking an aggregate of approximately 560,000 Euros (approximately $690,000 at current exchange rates). IEBV believes these claims are entirely without merit and is vigorously defending its position.

Imation do Brasil Ltda. is the plaintiff in three unrelated lawsuits in Brazil seeking total damages of approximately $7,500,000. We have agreed on a contingency arrangement with local counsel to minimize litigation costs going forward. While we believe each case is entirely meritorious, and will result in substantial net recoveries for the Company, there is no assurance as to either the amounts or timing of any such recoveries.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 29, 2018, there were 5,131,540 shares of our common stock, $0.01 par value, outstanding and held by 3,841 shareholders of record. As of August 1, 2017, our common stock is listed on the OTCQX Exchange under the symbol “GLAE”, and was previously listed on the NYSE and the Chicago Stock Exchange under the symbols “GLA” or “IMN”. No dividends were declared or paid during 2017 or 2016. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board. On February 21, 2017, we effected a 1:10 reverse split of our common stock, without any change in the par value per share and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000.
Market for our Common Stock
The following table presents the high and low sales or bid prices, as applicable, for our common stock as reported by the OTCQX and the NYSE, adjusted to reflect the Reverse Stock Split. The bid quotations reported by the OTCQX reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2017 Prices		2016 Prices
	High	Low	High	Low
First quarter	$9.00	$3.85	$16.60	$6.10
Second quarter	$5.54	$2.96	$18.10	$12.50
Third quarter	$4.47	$1.55	$13.20	$6.00
Fourth quarter	$2.23	$0.75	$12.60	$4.70
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

	(a)	(b)		(c)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2017 - January 31, 2017	399	$8.20	—	475,914
April 1, 2017 - April 30, 2017	162	$4.78	—	475,914
August 1, 2017 - August 31, 2017			27,950	447,964
October 1, 2017 - October 31, 2017	1,121	$1.42	—	447,964
Total	1,682	$3.35	—	447,964
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
(c) On November 14, 2016, our Board authorized a share repurchase program under which we may repurchase up to 0.5 million of our outstanding shares of common stock. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions. This authorization replaces the Board’s previous share repurchase authorization from May 2, 2012. To the extent we repurchase shares, and the timing and manner of such repurchases, will depend on a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Audit and Finance Committee of our Board. We are not obligated to repurchase any specific number of shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. We expect to finance the repurchases with existing cash balances. The authorization has no expiration date.
See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information regarding the Company's equity compensation plan.

Item 6.	Selected Financial Data.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
GlassBridge Enterprises, Inc. is a holding company. We actively explore a diverse range of new, strategic asset management business opportunities for our portfolio. The company’s wholly-owned subsidiary GlassBridge Asset Management, LLC is an investment advisor focused on technology-driven quantitative strategies and other alternative investment strategies. Our partially-owned subsidiary NXSN Acquisition Corp. (“NXSN”) operates a global enterprise data storage business through its subsidiaries (the “Nexsan Business”).
The following discussion is intended to be read in conjunction with Item 1. Business and our Consolidated Financial Statements and related Notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. GlassBridge's actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” and in Item 1A. Risk Factors of this Annual Report on Form 10-K.
The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our subsidiaries. See Note 2 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for further information regarding consolidation. References to “GlassBridge,” the “Company,” “we,” “us” and “our” are to GlassBridge Enterprises Inc., and its subsidiaries and consolidated entities unless the context indicates otherwise. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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
We have, however, recently undergone a period of significant changes. Beginning with the proxy contest in connection with the annual meeting of stockholders in 2015 and continuing until February 2017, we underwent the Restructuring Plan led by our management, our Board and its Strategic Alternatives Committee. Since the proxy contest, our evolution has included a re-composition of the Board, changes in the compensation structures of the Board and management and the execution of the Restructuring Plan which included the elimination of unprofitable businesses and the harvesting of capital from the liquidation of non-core assets.
Beginning in September 2015, the Board, management and the Strategic Alternatives Committee adopted the Restructuring Plan to begin the process of discontinuing our Legacy Businesses, a decision which resulted from continued losses due to secular declines and which was aimed to reduce our cost structure and streamline our organization. Following the winding down of our Legacy Businesses, we then developed and explored strategies and alternatives to create stockholder value by deploying our excess capital. The Restructuring Plan also called for the rapid rationalization of our corporate overhead. We incurred approximately $120 million in total charges for the Restructuring Plan, excluding tax impact. The charges were mostly non-cash, with cash charges of approximately $34 million.
In January 2017, we closed a transaction with NXSN, an affiliate of Spear Point Capital Management LLC, pursuant to which all of the issued and outstanding common stock of Nexsan Corporation, the parent company of the Nexsan Business, was sold to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NSXN Note”). Prior to the consummation of the NXSN Transaction, we contributed all of the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction provides for third-party investment in the Nexsan Business to enhance Nexsan's growth and support its recent product developments, minimizes our need to make this investment in Nexsan ourselves and preserves the potential for equity value upside from the Nexsan Business’s ongoing development and market penetration.
In February 2017, we closed a transaction with Clinton as described below under “Asset Management Business.”
On February 21, 2017, the Company effected a 1:10 reverse split of our common stock, without any change in the par value per share and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000. All share and per share values of the Company's common stock for all periods presented are retroactively restated for the effect of the Reverse Stock Split.
In June 2017, we launched our first GBAM-managed investment fund as described in Item 1. Business under “Asset Management Business”

On July 20, 2017, the Company notified the NYSE of its intention to voluntarily delist its common stock from the NYSE. After much careful consideration and deliberation, our Board approved resolutions authorizing the Company to initiate voluntary delisting from the NYSE. The Board weighed several material factors in reaching this decision, including avoiding the risks that involuntary suspension of trading could cause and the importance of a controlled transition to the OTCQX to ensure the continuing availability of a market for trading our common stock. The last trading day on the NYSE was August 1, 2017. Our common stock began trading on the OTCQX under the symbol “GLAE” on August 2, 2017.
With the wind down of our Legacy Businesses substantially completed by the first quarter of 2016, we had two operating business segments for 2017: the “Asset Management Business,” our primary operating business segment which consists of our investment advisory business conducted through GBAM, and the Nexsan Business, through which is operated a global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line. In February 2017 we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management.
Asset Management Business
Our Asset Management Business is focused on technology-driven and quantitative strategies. We intend to use algorithms and other quantitative strategies with the goal of achieving consistent, competitive risk-adjusted returns for GBAM’s investors. In February 2017, we closed the Capacity and Services Transaction with Clinton. The Capacity and Services Transaction allows for GBAM to initially place up to $1 billion of investment capacity under Clinton’s management within Clinton’s quantitative equity strategy for a five-year term. We have the option of expanding such investment capacity to $1.5 billion and to extend the term for two subsequent one-year periods, subject to certain conditions.
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
In June 2017, we launched our first GBAM-managed investment fund (the "GBAM Fund") which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of December 31, 2017, we invested $5.0 million in the GBAM Fund. Our cash and cash equivalents balance as of December 31, 2017 included the $5.0 million invested in the GBAM Fund.
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
The Nexsan Business products are sold to small and medium-size enterprise customers across a range of vertical markets exclusively through our worldwide network of VARs. Our Nexsan Business has approximately 11,000 customers worldwide with approximately 40,000 systems.
Executive Summary
Consolidated Results of Continuing Operations for the Year Ended December 31, 2017

•
Revenue of $36.5 million in 2017 was down 17.2 percent compared with revenue of $44.1 million in 2016. The revenue was solely from the Nexsan Business segment. The decrease was primarily due to market decline in the block hard drive disk and hybrid flash storage arrays market sectors, which affected sales of certain of the products sold by our partially-owned data storage business, partially offset by increased sales of enterprise save, share and sync cloud products.

•	Gross margin was 45.8 percent in 2017 and 44.0 percent in 2016. The improvement was primarily driven by production cost improvements, price optimization programs and product mix changes.

•	Selling, general and administrative expense was $29.0 million in 2017, down $5.9 million compared with $34.9 million in 2016. The decrease from prior year is primarily due to headcount reductions.

•
Research and development (“R&D”) expense was $8.1 million in 2017 compared with $11.9 million in 2016. The R&D expense is for the Nexsan Business. The reduction in R&D expenses was primarily related to (i) lower spending on our Unity product as we substantially completed the Unity product design begun in prior periods, (ii) headcount reductions and (iii) favorable exchange rates as R&D facilities are operated in Canada and the United Kingdom.

•
Restructuring and other expense was $1.9 million in 2017 compared to $7.6 million in 2016. Restructuring and other expense in 2017 was primarily related to severance costs of $1.4 million, pension expense of $1.1 million and asset abandonment costs of $1.6 million offset by net gain from the sale of assets of $1.4 million and the reversal of $0.7 million of restructuring accruals. 2016 restructuring and other expense included severance costs of $0.6 million, pension expense of $2.9 million, consulting fees and other fees of $6.0 million associated with the wind-down of our Legacy Businesses and Nexsan process improvement slightly offset by $1.9 million of property tax refund for our former corporate campus in Oakdale that was sold in January 2016.

•	Operating loss from continuing operations was $29.3 million in 2017 compared to $35.0 million in 2016.

•	Other expense was $0.6 million in 2017, compared with $4.9 million in 2016. The prior year expense was primarily due to losses in our short term investments.

•
The income tax benefit was $5.8 million in 2017 as compared to a $0.1 million income tax provision in 2016. The 2017 benefit includes an approximately $2.2 million future tax refund as a result of U.S. federal tax reform legislation enacted in 2017. The remainder of the tax benefit is offset within discontinued operations.

•	Basic and diluted loss per share from continuing operations was $2.7 for 2017 compared with $10.76 for 2016.
Cash Flow/Financial Condition for the Year Ended December 31, 2017

•
Cash and cash equivalents totaled $8.8 million as of December 31, 2017, with an additional $0.7 million in short term investment compared with $10.0 million cash and cash equivalents and $22.0 million in short term investment at December 31, 2016.

•
Cash used in operating activities was $3.6 million in 2017 compared with cash used in operating activities of $84.8 million in 2016. Cash used in operating activities in 2017 was primarily related to operating loss and working capital changes, offset by short term investment redemptions. Cash used in operating activities in 2016 primarily included negative earnings and investment in short term investments.

•
Cash used in investing activities was $3.1 million in 2017 compared with cash provided by investing activities of $25.0 million in 2016. Cash used in investing activities in 2017 was primarily related to our strategic investment in equity securities. Cash provided by investing activities in 2016 primarily included the sales of our former corporate campus in Oakdale, the Memorex brand and the IronKey business.

•
Cash provided by financing activities was $5.5 million in 2017 compared with cash used in financing activities of $0.4 million in 2016. Cash provided by financing activities in 2017 primarily represented proceeds from NXSN’s sale of non-voting preferred stock to Spear Point Private Equity LP (“SPPE”) in connection with the NXSN Transaction.

See Analysis of Cash Flows section below for further information.
Results of Operations
Net Revenue

	Years Ended December 31,		Percent Change
	2017	2016	2017 vs. 2016
	(In millions)
Net revenue	$36.5	$44.1	(17.2)%
Our worldwide revenue in 2017 was solely generated by the Nexsan Business. Revenue decreased by 17.2 percent compared with 2016 due to market declines in the block hard drive disk and hybrid flash storage arrays market sectors, which affected sales of certain of the products sold by our partially-owned data storage business, partially offset by increased sales of enterprise save, share and sync cloud products.
Gross Profit

	Years Ended December 31,		Percent Change
	2017	2016	2017 vs. 2016
	(In millions)
Gross profit	$16.7	$19.4	(13.9)%
Gross margin	45.8%	44.0%
Gross profit decreased in 2017 compared with 2016 as a result of declines in revenue. Gross margin increased from 44.0 percent to 45.8 percent year over year. Gross margin increase was primarily driven by production cost improvements, price optimization programs and product mix changes.
Selling, General and Administrative (SG&A)

	Years Ended December 31,		Percent Change
	2017	2016	2017 vs. 2016
	(In millions)
Selling, general and administrative	$29.0	$34.9	(16.9)%
As a percent of revenue	79.5%	79.1%
SG&A expense decreased in 2017 compared with 2016. The decrease from the prior year was due to Nexsan and corporate cost reductions. The cost reductions were primarily due to headcount reductions.
Research and Development (R&D)

	Years Ended December 31,		Percent Change
	2017	2016	2017 vs. 2016
	(In millions)
Research and development	$8.1	$11.9	(31.9)%
As a percent of revenue	22.2%	27.0%
R&D expense decreased in 2017 compared with 2016. The reduction in R&D expenses was primarily related to (i) lower spending on our Unity product as we substantially completed the Unity product design begun in prior periods, (ii) headcount reductions and (iii) favorable exchange rates as R&D facilities are operated in Canada and the United Kingdom.

Goodwill Impairment

	Years Ended December 31,
	2017	2016
	(In millions)
Goodwill impairment	$3.8	$—
2017 Goodwill Analysis
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing.
During the fourth quarter of 2017, management engaged in a strategic and financial assessment of the Nexsan Business. As a result of this assessment, we decided to focus our resources on our Assureon Secured Archive and Assureon Cloud File Management and stopped investing in Transporter technology, which came from the acquisition of CDI. This resulted in a triggering event which required us to review our goodwill for impairment.
In assessing recoverability of the goodwill recorded as part of the purchase price allocation from the CDI acquisition, we compared the carrying amount of the goodwill with its implied fair value. As a result of this assessment, we determined the carrying value of the goodwill exceeds its fair value. Consequently, we recorded an impairment charge of $3.8 million in the Consolidated Statements of Operations for the year ended December 31, 2017.
As of December 31, 2017, there was no remaining goodwill.
2016 Goodwill Analysis
We closed the NXSN Transaction in January 2017, pursuant to which all of the issued and outstanding common stock of Nexsan was sold to NXSN, an affiliate of Spear Point Capital Management LLC, in exchange for 50% of the issued and outstanding common stock of NXSN and the NXSN Note. Prior to the consummation of the NXSN Transaction, we contributed all of the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction provides for third-party investment in the Nexsan Business to enhance Nexsan’s growth and support its recent product developments, minimizes our need to make this investment in Nexsan ourselves and preserved the potential for equity value upside from Nexsan’s ongoing development and market penetration.
See Note 2 - Summary of Significant Accounting Policies and Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for further background and information on goodwill impairments.
Intangible Impairments

	Years Ended December 31,
	2017	2016
	(In millions)
Intangible assets impairment	$2.7	$—
2017 Intangible Asset Analysis
We test the carrying amount of a reporting unit's intangible assets for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing.
During the fourth quarter of 2017, management engaged in a strategic and financial assessment of the Nexsan Business. As a result of this assessment, we decided to focus our resources on our Assureon Secured Archive and Assureon Cloud File Management and stopped investing in Transporter technology, which came from the acquisition of CDI. This resulted in a triggering event which required us to review our intangible asset for impairment.
In assessing recoverability of the intangible assets obtained from our acquisition of CDI, we compared the carrying amount of the intangible asset with its estimated fair value with fair value calculated using estimated future cash flows. As part of this analysis, we determined the carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its fair value. Consequently, we recorded an impairment charge of $2.7 million in the Consolidated Statements of Operations for the year ended December 31, 2017.
As of December 31, 2017, the carrying amount of intangible assets was $8.2 million, related to the Capacity and Services Transaction with Clinton.
2016 Intangible Asset Analysis
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
Litigation
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations).  All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance.  As of December 31, 2017, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters.  It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain,
The most significant legal proceedings involving the Company are those concerning the claims and counterclaims resulting from the levies on the sale of optical media in France and The Netherlands. See the section on Copyright Levies in Critical Accounting Policies and Estimates below and Note 15 - Litigation, Commitments and Contingencies in the below Notes to Consolidated Financial Statements for a discussion of the material litigation related to these levies.
On December 31, 2014, IOENGINE, an NPE, filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 28, 2017, we entered into a settlement agreement with IOENGINE on September 28, 2017 resolving all claims relating to the IOENGINE lawsuit. Pursuant to the settlement agreement, (i) we paid IOENGINE $3.75 million in cash on October 3, 2017, (ii) issued the IOENGINE Note in the principal amount of $4 million under which no cash payments are due until June 30, 2019 (except in connection with acceleration upon an event of default), and (iii) we pledged certain of our assets to secure our obligations under the IOENGINE Note, notably the NXSN Note.
On January 26, 2016, CMC, a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages from the Company and the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract. CMC also brought similar claims in Japan and the Netherlands against other of our subsidiaries. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 18, 2017, we entered into a settlement agreement with CMC on September 15, 2017, resolving all claims relating to the CMC lawsuits. Pursuant to the settlement agreement, (i) we agreed that our subsidiary Imation Corporation Japan (“ICJ”) will cause the release and payment to CMC of approximately $9.2 million in attached assets, (ii) ICJ made a payment to CMC of $1.5 million on October 10, 2017, (iii) our subsidiary Imation Europe B.V. will cause the release and payment to CMC of approximately $825,000 in attached assets, (iv) ICJ issued to CMC the CMC Note in the amount of $1.5 million, and (v) the Company guaranteed ICJ’s obligations under the CMC Note.
Restructuring and Other

The components of our restructuring and other expense included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2017	2016
	(In millions)
Restructuring
Severance and related	$1.4	$0.6
Loss on abandonment of unused property, plant and equipment	1.6	—
Other (Note 7)	(2.1)	—
Total restructuring	$0.9	$0.6
Other
Pension settlement/curtailment (Note 9)	1.1	2.9
Asset disposals / write down	—	0.1
Other (Note 7)	(0.1)	4.0
Total other	$1.0	$7.0
Total	$1.9	$7.6
Restructuring
Total restructuring charges of $0.9 million recorded for the year ended December 31, 2017 related to severance and asset abandonment costs attributable to the Nexsan Business. Total restructuring charges of $0.6 million recorded for the year ended December 31, 2016 related to severance, attributable to our Nexsan and corporate restructuring. See Note 7- Restructuring and Other Expense in our Notes to Consolidated Financial Statements for information on the $2.1 gain for other.
Other
Certain amounts recorded in Other are discussed elsewhere in our Notes to Consolidated Financial Statements. See note references in the table above.
Operating Loss From Continuing Operations

	Years Ended December 31,		Percent Change
	2017	2016	2017 vs. 2016
	(In millions)
Operating loss	$(29.3)	$(35.0)	(16.3)%
As a percent of revenue	(80.3)%	(79.4)%
Operating loss from continuing operations decreased in 2017 compared with 2016 primarily due to headcount reductions.
Other Income and (Expense)

	Years Ended December 31,		Percent Change
	2017	2016	2017 vs. 2016
	(In millions)
Interest income	$—	$0.2	(100.0)%
Net gains from GBAM Fund activities	1.2	—	NM
Other income (expense), net	(0.6)	(4.9)	(87.8)%
Total	$0.6	$(4.7)	(112.8)%
As a percent of revenue	1.6%	(10.7)%

_______________________________________
NM - Not meaningful
Other income was $0.6 million in 2017 compared to other expense of $4.7 million in 2016. Other income in 2017 related to gain in GBAM Fund activities and other expenses in 2016 were primarily due to losses in short term investments.
See Asset Management Business discussion within the Segment Results section for additional information on net gains from GBAM Fund activities.
Income Tax Benefit (Provision)

	Years Ended December 31,
	2017	2016
	(In millions)
Income tax benefit (provision)	$5.8	$(0.1)
Effective tax rate	31.5%	NM
_______________________________________
NM - Not meaningful
We maintain a valuation allowance related to our U.S. deferred tax assets and the majority of our foreign deferred tax assets. Because of the valuation allowances, the tax provision generally represents taxes outside of the U.S. plus discrete tax events that may occur from time to time. The effective tax rate for 2016 was not meaningful.
In comparing our 2017 tax benefit of $5.8 million to our 2016 tax provision of $0.1 million, the change was primarily due to a U.S. tax refund receivable attributable to the elimination of the corporate alternative minimum tax by tax reform and the reallocation of income taxes between continuing operations and discontinued operations.
As of December 31, 2017 and 2016, we had valuation allowances of $237.9 million and $339.3 million, respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain operating loss carryforwards, deferred tax deductions, capital loss carryforwards and tax credit carryforwards. These deferred tax assets were remeasured due to a prospective change in the corporate statutory tax rate, with the valuation allowance adjusted accordingly.
Income (Loss) from discontinued operations

	For the Years Ended December 31,
	2017	2016
	(In millions)
Net revenue	$0.3	$2.0
Cost of goods sold	0.2	0.6
Gross profit	0.1	1.4
Selling, general and administrative	4.1	6.0
Research and development	—	0.5
Restructuring and other	(13.7)	8.4
Other net expense	2.0	0.6
Reclassification of cumulative translation adjustment	—	75.8
Income (loss) from discontinued operations, before income taxes	7.7	(89.9)
Gain on sale of discontinued businesses, before income taxes	—	3.8
Income tax (provision) benefit	(3.4)	0.7
Income (loss) from discontinued businesses, net of income taxes	$4.3	$(85.4)

Discontinued operations represents the results of operations from our Legacy Businesses. For the year ended December 31, 2017, income from discontinued operations primarily related to litigation settlement gains. See Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information on these litigation settlements. Loss from discontinued operations for the year ended December 31, 2016 includes a reclassification of $75.8 million of cumulative currency translation adjustment related to our Legacy Businesses (prior to the reclassification, the cumulative translation adjustment was recorded in shareholders' equity) and a legal accrual of $11.0 million, partially offset by a gain from the sale of IronKey.
For the year ended December 31, 2017, we recorded less than $0.1 million of services fee revenue and as of December 31, 2017, our European subsidiary recorded less than $0.1 million of services fee due to the Dutch counterparty. For the year ended December 31, 2017, our European subsidiary recorded revenue of $0.3 million due from a French purchaser and cost of goods sold of $0.2 million due to the Dutch counterparty.
See Note 4 - Discontinued Operations in our Notes to Consolidated Financial Statements for more information.
Segment Results
With the wind down of our Legacy Businesses substantially completed by the first quarter of 2016 and following the launch of GBAM, the Asset Management Business and Nexsan Business are our reportable segments as of December 31, 2017. The Legacy Businesses were reported within discontinued operations.
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
Information related to our segments is as follows:
Asset Management Business

	Years Ended December 31,		Percent Change
	2017	2016	2017 vs. 2016
	(In millions)
Net revenue	$—	$—	NM
Operating loss	$(4.3)	$—	NM
Net gains from GBAM Fund activities	$1.2	$—	NM

As a percent of revenue	NM	NM
_______________________________________
NM - Not meaningful
The operating loss for the year ended December 31, 2017 primarily included marketing, operating personnel and consulting costs of $1.9 million. We retained and utilized various consultants and outside legal counsel to assist in the development of policies, procedures and compliance functionality tailored to the launch of GBAM.  These outside resources were tasked with building and launching an asset management platform designed to comply with all applicable laws and regulations.  Because we intend for the scope of our Asset Management Business to increase substantially, management instructed our consultants and counsel to focus on developing a platform that is well-positioned to scale up in an efficient manner as our business grows.
In addition, we incurred $1.9 million of amortization cost during the year ended December 31, 2017 related to the 1,250,000 shares of our common stock issued as consideration under the Capacity and Services Transaction. See Note 6 - Intangible Assets and Goodwill and Note 16 - Related Party Transactions in our Notes to Consolidated Financial Statements for additional information.
The operating loss for the year ended December 31, 2017 also included fund expenses of $0.5 million related to the GBAM Fund.

Net gains from GBAM Fund activities were $1.2 million for the year ended December 31, 2017. Net gains from GBAM Fund activities primarily represents realized and unrealized gains and losses for the GBAM Fund.
Nexsan Business

	Years Ended December 31,		Percent Change
	2017	2016	2017 vs. 2016
	(In millions)
Net revenue	$36.5	$44.1	(17.2)%
Operating loss	(12.0)	(17.5)	(31.4)%

As a percent of revenue	(32.9)%	(39.7)%
The decrease in Nexsan revenue in 2017 compared with 2016 was a result of market decline in the block hard drive disk and hybrid flash storage arrays market sectors, partially offset by increased sales of enterprise save, share and sync cloud products.
Operating loss decreased in 2017 compared with 2016 primarily driven by expense reductions and improved gross margin percentages due to production cost improvements and product mix changes.
Corporate and Unallocated

	Years Ended December 31,		Percent Change
	2017	2016	2017 vs. 2016
	(In millions)
Corporate and unallocated operating loss	$(4.6)	$(9.9)	(53.5)%
Goodwill impairment	(3.8)	—	NM
Intangible assets impairment	(2.7)	—	NM
Restructuring and other	(1.9)	(7.6)	(75.0)%
Total	(13.0)	(17.5)	(25.7)%
_______________________________________
NM - Not meaningful

The corporate and unallocated operating loss decreased by $5.3 million from 2016 to 2017, primarily due to the reductions in corporate spending and headcount reductions. 2017 included a goodwill impairment of $3.8 million and an intangible impairment of $2.7 million. Restructuring and other decreased in 2017 compared with 2016 by $5.7 million primarily due to employee costs and consulting fees attributable to the Restructuring Plan in 2016.
Financial Position
Our cash and cash equivalents balance as of December 31, 2017 was $8.8 million with an additional $0.7 million of short term investments, compared to cash of $10.0 million and $22.0 million of short term investments as of December 31, 2016. See the Analysis of Cash Flows section below for more information.
Our accounts receivable balance as of December 31, 2017 was $5.8 million, a decrease of $1.9 million from $7.7 million as of December 31, 2016 as a result of lower sales during the period. This resulted in 60 days sales outstanding as of December 31, 2017, compared to 53 days sales outstanding as of December 31, 2016. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of December 31, 2017 was $3.5 million, a decrease of $0.6 million from $4.1 million as of December 31, 2016. The decrease in inventory is due to revenue declines. Days of inventory supply was 93 days as of December 31, 2017, up 10 days from December 31, 2016. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of December 31, 2017 was $6.1 million, a decrease of $1.0 million from $7.1 million as of December 31, 2016. The decrease in accounts payable is related to timing of payments.
Liquidity and Capital Resources
Our primary sources of liquidity include our cash and cash equivalents and short term investments. Our primary operating liquidity needs relate to our working capital and funding our operations.
We had $8.8 million cash on hand as of December 31, 2017 with an additional $0.7 million of short term investments. In January 2017 we completed the NXSN Transaction.
Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $3.8 million, pension funding of approximately $2.8 million, legal settlement payment of $0.5 million to CMC, and others of $0.5 million, and any cash shortfall associated with Nexsan and the Asset Management Business.
We expect that our cash and short term investments and potential cash flow from GBAM and asset monetization will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Restricted cash is related to contractual obligations or restricted by management and is included in other current assets or non-current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. The restricted cash balance in other current assets as of December 31, 2017 was $0.2 million in continuing operations related to bank deposits for certain guarantees. The restricted cash balance in other current assets as of December 31, 2016 was $9.6 million with $9.4 million in discontinued operations related to court ordered vendor payment disputes and $0.2 million in continued operations related to bank deposits for certain guarantees. The restricted cash balance in non-current assets of discontinued operations as of December 31, 2017 and 2016 was $1.7 million which relates to cash set aside as indemnification for certain customers.
Analysis of Cash Flows
Cash Flows Used In Operating Activities:

	Years Ended December 31,
	2017	2016
	(In millions)
Net loss including noncontrolling interest	$(18.6)	$(125.2)
Adjustments to reconcile net loss to net cash provided by operating activities	33.3	57.1
Changes in operating assets and liabilities	(18.3)	(16.7)
Net cash used in operating activities	$(3.6)	$(84.8)
Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities for 2017 was primarily driven by operating loss, $5.3 million in litigation settlement payments to IOENGINE and CMC, slightly offset by redemptions of our investment in Clinton Lighthouse and other short term investments. Cash used in operating activities for 2016 was primarily a result of negative earnings and our investment in Clinton Lighthouse and other short term investments as well as the payments for accrued severance and restructuring.
See Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information on IOENGINE and CMC settlements.

Cash Flows Provided by (Used in) Investing Activities:

	Years Ended December 31,
	2017	2016
	(In millions)
Capital expenditures	$(1.1)	$(0.8)
Purchase of equity securities	(4.0)	—
Proceeds from sale of assets and businesses	2.0	25.8
Net cash provided by (used in) investing activities	$(3.1)	$25.0
Cash used in investing activities in 2017 was primarily related to our strategic investment in equity securities.
Cash provided by investing activities in 2016 primarily included proceeds from sale of assets and businesses. In 2016, we received $11.0 million, $8.4 million, $4.7 million, $1.1 million, $0.6 million from selling the corporate campus, Memorex brand, IronKey business, Chile facility and Canadian facility, respectively.
See Note 4 - Discontinued Operations in our Notes to Consolidated Financial Statements for further information regarding sale of our discontinued businesses.
Cash Flows Provided by (Used in) Financing Activities:

	Years Ended December 31,
	2017	2016
	(In millions)
Purchase of treasury stock	$(0.1)	$(0.2)
Debt repayments	—	(0.2)
Capital contributions from noncontrolling interest	5.6	—
Net cash provided by (used in) financing activities	$5.5	$(0.4)
Cash provided by financing activities in 2017 primarily represented proceeds from NXSN’s sale of non-voting preferred stock to SPPE in connection with the NXSN Transaction. Cash used in financing activities in 2016 was primarily for the purchase of treasury stock and debt repayments for our credit facilities.
No dividends were declared or paid during 2017 or 2016. Any future dividends are at the discretion of and subject to the approval of our Board.
Related Party Transactions
See Note 16 - Related Party Transactions in our Notes to Consolidated Financial Statements for information on related party transactions between the Company and GlassBridge's Board of Directors and Executive Officers.
Off-Balance Sheet Arrangements
Other than the operating lease commitments discussed in Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities.
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
We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Uncertain Tax Positions. Our income tax returns are subject to review by various U.S. and foreign taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the financial statements is that the position must more-likely-than-not be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized.
The total amount of unrecognized tax benefits as of December 31, 2017 was $0.9 million. If the unrecognized tax benefits were recognized in our Consolidated Financial Statements, $0.9 million would affect income tax expense and our related effective tax rate.
Our U.S. federal income tax returns for 2014 through 2017 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2011.
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
Intangibles. We record all assets and liabilities acquired in purchase transactions, including intangibles, at estimated fair value. Intangible assets with a definite life are amortized based on a pattern in which the economic benefits of the assets are consumed, typically with useful lives ranging from one to 30 years. The initial recognition of intangible assets, the determination of useful lives and, if necessary, subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using certain valuation methods including discounted cash flow analysis. We evaluate assets on our balance sheet, including such intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries may indicate a possible impairment that would require an impairment test. The test for impairment requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for information on our 2017 and 2016 intangible assets.
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
Goodwill is considered impaired when its carrying amount exceeds its implied fair value. The Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If we determine in this assessment that the fair value of the reporting unit is more than its carrying amount, we may conclude that there is no need to perform Step 1 of the impairment test. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing Step 2 of the goodwill impairment test.
Step 1 of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. If fair value is deemed to be less than carrying value, Step 2 of the impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of the reporting unit's goodwill, an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit's assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit's fair value and the fair values assigned to the reporting unit's individual assets and liabilities is the implied fair value of the reporting unit's goodwill. See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for information on our 2017 and 2016 goodwill.

Copyright Levies. In many European Union (“EU”) member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders with "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (the “Directive”). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are expected to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law-making activities. On October 21, 2010, the Court of Justice of the European Union (“CJEU”) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The CJEU stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The CJEU ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons presumed to be making private copies. Within this disclosure, we use the term "commercial channel sales" when referring to products intended for uses other than private copying and "consumer channel sales" when referring to products intended for uses including private copying.
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU's October 2010 ruling and subsequent litigation and law-making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except France due to certain court rulings. See Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for discussion of these court rulings. As of December 31, 2017 and 2016, we had accrued liabilities of $5.6 million and $4.9 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. In addition, various decisions and enactments have established that the levy rates in various countries improperly excluded from their calculations and assessments the private copying performed using computers and smartphones. This in turn meant that to the extent levy rates were determined to be retroactively excessive, the Company would be entitled to a rebate on that basis as well.
Since the October 2010 CJEU ruling, for as long as sales were made in these countries, we evaluated quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. See Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for discussion of reversals of copyright levies.
Claims and Litigation. We record a liability when a loss from a pending or threatened claim or litigation is known or considered probable and the amount can be reasonably estimated. Our current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, we believe that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect our financial condition, results of operations and cash flows in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in our Consolidated Balance Sheet as of December 31, 2017, would not be material to our financial condition, results of operations and cash flows. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.
Recently Issued Accounting Standards
See Note 2 — Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for disclosure related to recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
GlassBridge Enterprises, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GlassBridge Enterprises, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB.. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum LLP

/s/ Marcum LLP

We have served as the Company’s auditor since 2016.

New York NY
April 2, 2018

GLASSBRIDGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
	(In millions, except per share amounts)
Net revenue	$36.5	$44.1
Cost of goods sold	19.8	24.7
Gross profit	16.7	19.4
Operating expenses:
Selling, general and administrative	29.0	34.9
Research and development	8.1	11.9
GBAM Fund expenses	0.5	—
Impaired Charges:
Goodwill	3.8	—
Intangible assets	2.7	—
Restructuring and other	1.9	7.6
Total operating expenses	46.0	54.4
Operating loss from continuing operations	(29.3)	(35.0)
Other income (expense):
Interest income	—	0.2
Net gains from GBAM Fund activities	1.2	—
Other income (expense), net	(0.6)	(4.9)
Total other income (expense)	0.6	(4.7)
Loss from continuing operations before income taxes	(28.7)	(39.7)
Income tax benefit (provision)	5.8	(0.1)
Loss from continuing operations	(22.9)	(39.8)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	4.3	(13.4)
Gain on sale of discontinued businesses, net of income taxes	—	3.8
Reclassification of cumulative translation adjustment	—	(75.8)
Income (loss) from discontinued operations, net of income taxes	4.3	(85.4)
Net loss including noncontrolling interest	(18.6)	(125.2)
Less: Net loss attributable to noncontrolling interest	(10.2)	—
Net loss attributable to GlassBridge Enterprises, Inc.	$(8.4)	$(125.2)
Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(2.70)	$(10.76)
Discontinued operations	0.91	(23.08)
Net loss	$(1.79)	$(33.84)
Weighted average common shares outstanding:
Basic and diluted	4.7	3.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBIRDGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2017	2016
	(In millions)
Net loss including noncontrolling interest	$(18.6)	$(125.2)

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	—	(2.7)
Reclassification of adjustments for defined benefit plans recorded in net loss	1.4	3.2
Total net pension adjustments	1.4	0.5

Net foreign currency translation:
Unrealized foreign currency translation losses	0.3	(0.8)
Realized cumulative translation adjustments from disposal of businesses	—	75.8
Total net foreign currency translation	0.3	75.0

Total other comprehensive income, net of tax	1.7	75.5

Comprehensive loss including noncontrolling interest	(16.9)	(49.7)
Less: Comprehensive loss attributable to noncontrolling interest	(10.3)	—
Comprehensive loss attributable to GlassBridge Enterprises, Inc.	$(6.6)	$(49.7)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In millions, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8.8	$10.0
Short term investments	0.7	22.0
Accounts receivable, net	5.8	7.7
Inventories	3.5	4.1
Other current assets	2.1	3.2
Current assets of discontinued operations	0.5	10.5
Total current assets	21.4	57.5
Property, plant and equipment, net	0.8	2.8
Intangible assets, net	8.2	3.4
Goodwill	—	3.8
Other assets	6.9	1.0
Non-current assets of discontinued operations	2.9	2.8
Total assets	$40.2	$71.3
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6.1	$7.1
Other current liabilities	16.7	16.0
Current liabilities of discontinued operations	5.3	39.7
Total current liabilities	28.1	62.8
Other liabilities	29.7	29.4
Other liabilities of discontinued operations	9.1	4.4
Total liabilities	66.9	96.6
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 0.2 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10 million shares	0.1	—
Shares issued and outstanding - 2017: 5.7 million
Shares issued and outstanding - 2016: 4.4 million
Additional paid-in capital	1,050.9	1,042.8
Accumulated deficit	(1,027.5)	(1,019.1)
Accumulated other comprehensive loss	(18.9)	(20.6)
Treasury stock, at cost 0.6 million shares at December 31,2017; 0.7 million shares at December 31, 2016	(26.6)	(28.4)
Total GlassBridge Enterprises, Inc. shareholders' deficit	(22.0)	(25.3)
Noncontrolling interest	(4.7)	—
Total shareholders’ deficit	(26.7)	(25.3)
Total liabilities and shareholders’ deficit	$40.2	$71.3
The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

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

	December 31,
	2017	2016
	(in millions)
Assets
Cash and cash equivalents	$0.1	N/A
Accounts receivable, net	$5.8	N/A
Inventories	$3.5	N/A
Intangible assets, net and Goodwill	$—	N/A
Other assets	$2.9	N/A
Liabilities
Accounts payable	$5.6	N/A
Other current liabilities	$9.1	N/A
Other liabilities	$4.5	N/A
The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
	(In millions, except per share amounts)
Balance as of December 31, 2015	4,437,789	$0.4	$1,042.0	$(893.9)	$(96.1)	715,947	$(28.0)	$—	$24.4
Net loss				(125.2)					(125.2)
Purchase of treasury stock						24,086	(0.2)		(0.2)
Exercise of stock options			—			(722)	—		—
Restricted stock grants and other			0.8			4,780	(0.2)		0.6
Contingent consideration in shares			(0.4)						(0.4)
Net change in cumulative translation adjustment					75.0				75.0
Reclassification entry		(0.4)	0.4						—
Pension adjustments, net of tax					0.5				0.5
Balance as of December 31, 2016	4,437,789	$—	$1,042.8	$(1,019.1)	$(20.6)	744,091	$(28.4)	$—	$(25.3)
Net loss				(8.4)				(10.2)	(18.6)
Purchase of treasury stock						27,950	(0.1)		(0.1)
Restricted stock grants and other			(1.8)			(138,102)	1.9		0.1
Issuance of stock for Capacity and Services Transaction with Clinton	1,250,000	0.1	10.1						10.2
Contingent consideration in shares			(0.2)						(0.2)
Net change in cumulative translation adjustment					0.3				0.3
Pension adjustments, net of tax					1.4				1.4
Contribution from non-controlling interest								5.6	5.6
Rounding adjustment								(0.1)	(0.1)
Balance as of December 31, 2017	5,687,789	$0.1	$1,050.9	$(1,027.5)	$(18.9)	633,939	$(26.6)	$(4.7)	$(26.7)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
	(In millions)
Cash Flows from Operating Activities:
Net loss including noncontrolling interest	$(18.6)	$(125.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4.1	2.5
Stock-based compensation	(0.1)	0.8
Deferred income taxes and valuation allowance	—	(0.2)
Loss on abandonment of unused property, plant and equipment	1.6	—
Goodwill impairment	3.8	—
Intangible assets impairment	2.7	—
Bad debt recoveries	—	(0.2)
Pension settlement and curtailments	1.4	2.6
Realized cumulative translation adjustment	—	75.8
Gain on sale of assets and business	(1.6)	(3.8)
Short term investment	21.3	(22.0)
Other, net	0.1	1.6
Changes in operating assets and liabilities:
Accounts receivable	1.9	18.0
Inventories	0.6	6.4
Other assets	8.8	6.1
Accounts payable	(1.0)	(14.4)
Other liabilities	(28.6)	(32.8)
Net cash used in operating activities	(3.6)	(84.8)
Cash Flows from Investing Activities:
Capital expenditures	(1.1)	(0.8)
Purchase of equity securities	(4.0)	—
Proceeds from sale of assets and businesses	2.0	25.8
Net cash provided by (used in) investing activities	(3.1)	25.0
Cash Flows from Financing Activities:
Purchase of treasury stock	(0.1)	(0.2)
Debt repayments	—	(0.2)
Capital contributions from noncontrolling interest	5.6	—
Net cash provided by (used in) financing activities	5.5	(0.4)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)
Net change in cash and cash equivalents	(1.2)	(60.4)
Cash and cash equivalents — beginning of year	10.0	70.4
Cash and cash equivalents — end of year	$8.8	$10.0

Supplemental disclosures of non-cash investing and financing activities:
Non-cash transaction with Clinton Group, Inc.	$10.1	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

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
Basis of Presentation
The financial statements are presented on a consolidated basis and include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company owns or controls fifty percent or more of the voting shares and has the right to control. The results of entities disposed of are included in the Consolidated Financial Statements up to the date of the disposal and, where appropriate, these operations have been reflected as discontinued operations. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All inter-company balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the results reported.
The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”), are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line (the “Nexsan Business”, which consists of the products of NXSN’s subsidiaries Nexsan Corporation (together with its subsidiaries other than Connected Data, Inc. ("CDI"), “Nexsan”) and CDI), and our “Asset Management Business,” which consists of our investment advisory business conducted through GBAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses. Assets and liabilities directly associated with our Legacy Businesses and that are not part of our ongoing operations have been separately presented on the face of our Consolidated Balance Sheets for all periods presented. See Note 4 - Discontinued Operations for further information.
On January 23, 2017, we closed a transaction (the “NXSN Transaction”) with NXSN, pursuant to which all of the issued and outstanding common stock of Nexsan (to which all of the outstanding stock of CDI had been contributed) was transferred to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Note”). Spear Point Private Equity LP (“SPPE”), an affiliate of Spear Point Capital Management, LLC (“Spear Point”), owns the remaining 50% issued and outstanding shares of NXSN common stock and shares of NXSN non-voting preferred stock.
As a result of the NXSN Transaction, we identified NXSN as a variable interest entity (“VIE”). We consolidate a VIE in our financial statements if we are deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. Following January 23, 2017, NXSN’s financial results are included in our Consolidated Financial Statements since we made the determination that we are the primary beneficiary of such VIE. Until January 23, 2017, as we owned 100% of the equity interest of Nexsan and CDI, the financial results of Nexsan and CDI were included in our Consolidated Financial Statements as wholly-owned subsidiaries. See Note 14 - Business Segment Information and Geographic Data for additional information.
On February 2, 2017, we closed a transaction with Clinton Group, Inc. (“Clinton”) which has facilitated the launch of our Asset Management Business, which consists of our investment advisory business conducted through GBAM (the “Capacity and Services Transaction”). See Note 6 - Intangible Assets and Goodwill and Note 16 - Related Party Transactions for further information.
On February 21, 2017, we effected a 1:10 reverse split of our common stock, without any change in the par value per share (the “Reverse Stock Split”), and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000. All share and per share values of our common stock for all periods presented are retroactively restated for the effect of the Reverse Stock Split.
In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of December 31, 2017, we had invested certain of our cash as proprietary capital in the GBAM Fund. The GBAM Fund's financial results are included in our Consolidated Financial Statements as part of the Asset Management Business since we owned 100% of its net assets. Our cash and cash equivalents balance as of December 31, 2017 included the proprietary capital invested in the GBAM Fund. See Note 14 - Business Segment Information and Geographic Data for additional information.
The Company’s continued operations and ultimate ability to continue as a going concern will depend on its ability to enhance revenue and operating results, enter into strategic relationships or raise additional capital. The Company can provide no assurances that all or any of such plans will occur; and if the Company is unable to return to profitability or otherwise raise sufficient capital, there would be a material adverse effect on its business.
Liquidity and Management Plan
The Company has incurred operating and cash flows losses for several reporting periods and has a negative working capital balance of $6.7 million as of December 31, 2017. Negative working capital includes $9.5 million of remaining cash to fund our operations at least through the first quarter of 2019. These conditions raised substantial doubt about our ability to continue as a going concern. We have undertaken a financial and operation restructuring plan approved by our board prior to this reporting year. Accordingly, we are operating under that plan which includes executing changes to our business model. Management’s plan with respect to these matters, which we believe alleviates the substantial doubt, is as follows:

•
Nexsan Business: We made additional changes to our Nexsan operation during the fourth quarter of 2017 that further reduced operating expenses by approximately 40% These changes principally include further downsizing Nexsan’s workforce. Further Nexsan incurred certain non-recurring charges in 2017 for severance payments and an operating system that has since been eliminated. The combined effect of further reducing Nexsan’s work force, eliminating the operating system and the non-recurring severance payments is approximately $10 million in cost savings at least through the first quarter of 2019. Our negative working capital includes $7.1 million of deferred revenue that gives rise to performance obligation on Nexsan we will fulfill during the year ending December 31, 2018 using existing resources.

•
Legacy Business: We settled a substantial majority our litigation in 2017 which significantly reduces our forecasted expenditures for professional fees and related costs at least through the first quarter of 2019.

•
Corporate: We made further spending cuts in all areas including the board compensation costs that are expected to reduce cash outflows by approximately $0.5 million at least through the first quarter of 2019. Further, our current liabilities include $5.6 million of levies in Germany that we are disputing, We believe, based on communications from the German collection authorities, that these levy disputes will be settled in our favor within twelve months from the date these financial statements are issued or we will continue to dispute them under a process that will transpire over a period of more than twelve months from the date these financial statement are issued.

We expect that our cash and short term investments and potential cash flow from GBAM and asset monetization will provide liquidity sufficient to meet our obligations as they become due within one year from the date of the financial statement are issued. We also plan to raise additional capital from non-strategic asset sales, or otherwise, if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.
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
Restricted Cash. Cash related to contractual obligations or restricted by management for specific use is classified as restricted and is included in other current assets and non-current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. As of December 31, 2017 and December 31, 2016, we had $0.2 million in other current assets of continuing operations related to bank deposits. As of December 31, 2016, we had $9.4 million of restricted cash in current assets of discontinued operations primarily related to court ordered vendor payment disputes. As part of our litigation settlement with CMC, we released the $9.4 million of restricted cash related to our discontinued operations. See Note 15 - Litigation, Commitments and Contingencies for more information on the CMC litigation.
In non-current assets of discontinued operations, we had $1.7 million of restricted cash as of December 31, 2017 and December 31, 2016, which relates to cash set aside as indemnification for certain customers.
Investments. Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. The Company's short term investment balances as of December 31, 2017 and 2016 included trading securities, which are measured at fair value. The corresponding gain or loss associated with these trading securities is reported in our Consolidated Statements of Operations as a component of "Other income (expense), net". Trading securities are bought and held principally for the purpose of selling them in the near term therefore are only held for a short period of time.
Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price in an orderly transaction between market participants on the measurement date. A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date. Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. A financial instrument's level within the hierarchy is based on the highest level of any input that is significant to the fair value measurement. The Company measures certain assets and liabilities including cash and cash equivalents, our contingent consideration obligations associated with the acquisition of CDI and investments in trading securities at their estimated fair value on a recurring basis. The Company's non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value on a nonrecurring basis. See Note 12 - Fair Value Measurements for additional information.
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
Inventories. Inventories, which principally consists of parts used in assembly, are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We provide estimated inventory write-downs for excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of estimated net realizable value.
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
Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 10 to 20 years for buildings and 5 to 10 years for machinery and equipment. Leasehold and other improvements are amortized over the remaining life of the lease or the estimated useful life of the improvement, whichever is shorter. Depreciation expense was $1.5 million with $1.5 million in continuing operations and none in discontinued operations and $1.7 million with $1.4 million in continuing operations and $0.3 million in discontinued operations for the years ended December 31, 2017 and 2016 respectively.
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
Restructuring. Restructuring generally includes significant actions involving employee-related severance charges, contract termination costs, and impairment or accelerated depreciation/amortization of assets associated with such actions. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which is typically when management approves the associated actions. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. Asset impairment charges related to intangible assets and property, plant and equipment reflect the excess of the assets' carrying values over their fair values.
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
The majority of the Company’s Nexsan products have both software and non-software components that together deliver the products’ essential functionality. The software is embedded within the hardware and sold together as a single storage solution to the customer. Accordingly, the software and non-software components do not qualify as separate units of accounting as prescribed in Accounting Standards Codification (“ASC”) 605-25 and are combined as a single unit of accounting. There are no situations where revenue is recognized separately for software.
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
Concentrations of Credit Risk. The Company sells storage solution products and services to small and medium-size enterprise customers across a range of vertical markets exclusively through our worldwide network of value-added resellers ("VARs") and performs ongoing credit evaluations of our customers’ financial condition. The Company has one major customer that represented 23 percent and 19 percent of total net revenue for the years ended December 31, 2017 and December 31, 2016, respectively. 18 percent and 10 percent of the Company's accounts receivable balance for the years ending December 31, 2017 and December 31, 2016, respectively, was attributable to this customer. A second customer represented 11% of the accounts receivable for the year ended December 31, 2017.
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
Income Taxes.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”). The Tax Reform Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. We have discussed the provisions that affect the Company’s financial statements in further detail where appropriate.
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
We record income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We measure deferred tax assets and liabilities using the enacted statutory tax rates that are expected to apply in the years in which the temporary differences are expected to be recovered or paid. Due to the Tax Reform Act’s reduction in corporate statutory tax rates effective after 2017, we have remeasured our deferred tax assets effective December 31, 2017 where appropriate.
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
Stock-Based Compensation.  Stock-based compensation awards classified as equity awards are measured at fair value at the date of grant and expensed over their vesting or service periods. We also have stock appreciation rights outstanding which are considered liability awards as the settlement of these awards, if they were to vest, would be in cash. If these awards were determined to be probable of achieving its stock price conditions and revenue performance conditions, we would record the estimated fair value of such awards as a liability and re-measure their estimated value each reporting period. The performance targets were not met for the outstanding stock appreciation rights (“SARs”) and will be subsequently canceled.
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
Income (Loss) per Common Share. Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the year. Unvested restricted stock and treasury shares are excluded from the calculation of basic weighted average number of common shares outstanding. Once restricted stock vests, it is included in our common shares outstanding.
Diluted income (loss) per common share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. Since the exercise price of our stock options is greater than the average market price of the Company's common stock for the period, we did not include dilutive common equivalent shares for these instruments in the computation of diluted income (loss) per common share because the effect would be anti-dilutive. See Note 3 - Income (Loss) per Common Share for our calculation of weighted average basic and diluted shares outstanding.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e., the original effective date). As such, ASU No. 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2017. In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively, which clarifies the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. In addition, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain narrow aspects of Topic 606, and in December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of Topic 606. The new standard permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company will adopt the standard beginning in the first quarter of 2018 using the modified retrospective method. The Company is currently finalizing its analysis of the impact of ASU No. 2014-09 on its consolidated results of operations and financial position.  The new standard will result in additional revenue-related disclosures in the footnotes to the consolidated financial statements. The Company expects the revenue recognition for its portfolio of hardware, software and services offerings to remain largely unchanged. Any impacts to revenue recognition are not expected to be material. Since the Company currently expenses sales commissions as incurred, the requirement in the new standard to capitalize certain sales commissions will result in an accounting change for the Company. This change is not expected to be material to the consolidated financial results, with no impact to cash flows. We will be finalizing our assessment in advance of the filing of our first quarter 2018 Form 10-Q.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Sub-Topic 205-40), which provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. The adoption of this standard on January 1, 2017 has not had an impact on the Company’s consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU No. 2015-11 replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard was effective prospectively beginning January 1, 2017, with early adoption permitted. This standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU No. 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (“OCI”). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). ASU No. 2016-01 also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (“FVO”) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. This standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company does not expect a material impact from adopting this standard on its consolidated results of operations and financial condition.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated results of operations and financial condition.
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
In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control, which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under ASU No. 2016-17, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of ASU No. 2016-17, in certain cases, previous consolidation conclusions may change. The standard was effective January 1, 2017 with retrospective application to January 1, 2016. This standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under ASU No. 2016-18, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. For the Company, this ASU is effective January 1, 2018, with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. The Company does not expect this standard to have a material impact on its consolidated statements of cash flows.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. This ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization. The standard will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect a material impact from adopting this standard on its consolidated results of operations and financial condition.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), enacted on December 22, 2017.  ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate.  The amendments of this ASU allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued.  The amendments of this ASU may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized.  The Company is currently assessing the impact of adopting this standard on the Company’s consolidated financial statements.

Note 3 — Income (Loss) per Common Share
The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Years Ended December 31,
	2017	2016
	(In millions, except per share amounts)
Numerator:
Loss from continuing operations	$(22.9)	$(39.8)
Less: loss attributable to noncontrolling interest	(10.2)	—
Net loss from continuing operations attributable to GlassBridge Enterprises, Inc.	(12.7)	(39.8)
Income (loss) from discontinued operations	4.3	(85.4)
Net loss attributable to GlassBridge Enterprises, Inc.	$(8.4)	$(125.2)
Denominator:
Weighted average number of common shares outstanding during the period	4.7	3.7
Dilutive effect of stock-based compensation plans	—	—
Weighted average number of diluted shares outstanding during the period	4.7	3.7

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(2.70)	$(10.76)
Discontinued operations	0.91	(23.08)
Net loss	$(1.79)	$(33.84)
Anti-dilutive shares excluded from calculation	0.3	0.4
Note 4 — Discontinued Operations
In September 2015, the Company adopted a restructuring plan (the "Restructuring Plan") approved by the Board of Directors of the Company (the "Board") which began the termination process of our Legacy Businesses. Strategically, our Board and management determined that there was not a viable plan to make the Legacy Businesses successful and, accordingly, we began to aggressively wind down these businesses in an accelerated manner via the Restructuring Plan. On January 4, 2016, the Company closed on the sale of its Memorex trademark and receivables associated with two associated trademark licenses to DPI Inc., a St. Louis-based branded consumer electronics company for $9.4 million. The Restructuring Plan also called for the aggressive rationalization of the Company's corporate overhead and focused on reducing our operating losses. As of December 31, 2016, the wind-down of our Legacy Businesses was substantially complete. We have effectively terminated all employees associated with our Legacy Businesses and ceased all operations, including revenue-producing activities. As of December 31, 2017, we have substantially collected all of our outstanding receivables and settled all of our outstanding payables associated with these businesses.
GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations once the liquidation of the net assets of a foreign entity is substantially complete. As of December 31, 2016, because we had ceased operations in all of our international legal entities other than those associated with the Nexsan business, we had determined that the liquidations of our international entities associated with our Legacy Businesses are substantially complete. All remaining activities associated with these entities, including the final disposition of remaining balance sheet amounts and formal dissolution of these entities are being managed and controlled by the Company's U.S. corporate function. Accordingly, the Company reclassified into discontinued operations $75.8 million of foreign currency translation losses associated with our Legacy Businesses for the year ended December 31, 2016.
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
The key components of the results of discontinued operations were as follows:

	For the Years Ended December 31,
	2017	2016
	(In millions)
Net revenue	$0.3	$2.0
Cost of goods sold	0.2	0.6
Gross profit	0.1	1.4
Selling, general and administrative	4.1	6.0
Research and development	—	0.5
Restructuring and other	(13.7)	8.4
Other net expense	2.0	0.6
Reclassification of cumulative translation adjustment	—	75.8
Income (loss) from discontinued operations, before income taxes	7.7	(89.9)
Gain on sale of discontinued businesses, before income taxes	—	3.8
Income tax (provision) benefit	(3.4)	0.7
Income (loss) from discontinued businesses, net of income taxes	$4.3	$(85.4)
For the year ended December 31, 2017, “restructuring and other” predominantly reflects a $7.3 million net gain attributable to the settlement of the lawsuits brought against us by CMC Magnetic Corp. (“CMC”), a $3.3 million net gain attributable to the settlement of the lawsuit brought against us by IOENGINE, LLC (“IOENGINE”), a $2.5 million gain on resolution of customer and vendor balances related to the Legacy Businesses, a $1.2 million gain on an insurance and asset claim recovery and a $0.6 million loss on severance and other charges. See Note 15 - Litigation, Commitments and Contingencies for additional information on the CMC and IOENGINE settlements.
The depreciation and amortization expenses recorded as part of income (loss) from discontinued operations (included in selling, general and administrative expenses in table above) were $0 and $0.3 million for the year ended December 31, 2017 and 2016, respectively.
The income tax (provision) benefit related to discontinued operations was ($3.4) million and $0.7 million for the years ended December 31, 2017 and 2016, respectively. See Note 10 - Income Taxes for additional information.

Current assets of discontinued operations of $10.5 million as of December 31, 2016 principally included approximately $9.4 million of restricted cash, primarily associated with disputed CMC trade payables. Pursuant to the settlement agreement with CMC, we released the restricted cash associated with the disputed CMC trade payables in November 2017. See Note 15 - Litigation, Commitments and Contingencies for additional information.
Current liabilities of discontinued operations of $5.3 million as of December 31, 2017 included accounts payable of $0.9 million, $0.7 million of customer credit and rebate accruals and $3.7 million of other current liabilities. Current liabilities of discontinued operations of $39.7 million as of December 31, 2016 included accounts payable of $22.8 million, $3.2 million of customer credit and rebate accruals, $11.0 million of legal accruals and $2.7 million of other current liabilities.
Other liabilities of discontinued operations of $9.1 million as of December 31, 2017 included $4.1 million due to IOENGINE, $1.0 million due to CMC, $1.0 million of withholding tax, $0.9 million of tax contingencies and $2.1 million of other liabilities. Other liabilities of discontinued operations of $4.4 million as of December 31, 2016 primarily represented other liabilities. See Note 15 - Litigation, Commitments and Contingencies for additional information on the IOENGINE and CMC settlements.
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided below.
The Company’s accounts receivable are solely related to the Nexsan Business and reported on the Consolidated Balance Sheets net of reserves and allowances. Reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts. See the table below for additional information on reserves and allowances.

Accounts Receivable
(In millions)
Reserves and Allowances
Balance, as of December 31, 2015	$0.6
Additions	0.1
Write-offs, net of recoveries	(0.5)
Balance, as of December 31, 2016	$0.2
Additions	0.2
Write-offs, net of recoveries	—
Balance, as of December 31, 2017	$0.4
In the first quarter of 2017, Nexsan sold $1.2 million of its accounts receivable to individuals introduced by or affiliated with Spear Point for a discounted purchase price of $1.1 million, subject to a right to repurchase within five months of the original sale at the original sales price plus 2% interest per month. The accounts receivable sale was recorded as a sale of financial assets under ASC 860. The purchase price discounts associated with the sales of Nexsan Business accounts receivable are recorded in Other income (expense), net in our Consolidated Statement of Operations. The amount of the accounts receivable sold was excluded from our Consolidated Balance Sheet. As of December 31, 2017, $0.8 million of the accounts receivable had been collected.
Inventories of $3.5 million and $4.1 million as of December 31, 2017 and December 31, 2016, respectively, represent raw materials and supplies.

For the year ended December 31, 2017, we recorded $1.6 million of loss on abandonment of unused property, plant and equipment related to our Nexsan Business. Property, plant and equipment balances as of the years ended December 31, 2017 and 2016 include the following:

	As of December 31,
	2017	2016
	(In millions)
Property, Plant and Equipment
Buildings and leasehold improvements	0.5	$3.3
Machinery and equipment	10.0	9.4
Total	10.5	12.7
Less accumulated depreciation	(9.7)	(9.9)
Property, plant and equipment, net	$0.8	$2.8

Other assets as of December 31, 2017 include a $4.0 million strategic investment in equity securities, which is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. We account for such investments under the cost method of accounting.
Other current liabilities (included as a separate line item in our Consolidated Balance Sheets) include the following:

	December 31,
	2017	2016
	(In millions)
Accrued payroll	$1.5	$2.6
Deferred revenue	7.2	6.7
Restructuring accruals (Note 7)	0.3	—
Levy accruals	5.6	4.9
Other current liabilities	2.1	1.8
Total other current liabilities	$16.7	$16.0
Other liabilities as of December 31, 2017 include pension liabilities of $24.4 million and other liabilities of $5.3 million. Other liabilities as of December 31, 2016 include pension liabilities of $24.3 million and other liabilities of $5.1 million. See Note 9 - Retirement Plans for additional information on pension liabilities.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets as of December 31, 2017 consist of intangible assets acquired when we closed the Capacity and Services Transaction with Clinton on February 2, 2017. The Capacity and Services Transaction allows for GBAM to place up to $1 billion of investment capacity under Clinton’s management within Clinton’s quantitative equity strategy for an initial term of five years, for which the Company issued to Clinton’s affiliate Madison Avenue Capital Holdings, Inc. 1,250,000 shares of its common stock as consideration. We recorded the 1,250,000 shares of common stock issued as an intangible asset and calculated a fair value of $10.1 million using our closing stock price on February 2, 2017. We are amortizing the $10.1 million on a straight-line basis over the five year term. See Note 16 - Related Party Transactions for additional information.
Intangible assets as of December 31, 2016 consist of developed technology recorded as a result of the acquisition of CDI. On October 14, 2015, the Company acquired 100% of the stock of CDI for a total purchase price of $6.7 million, which is included in the Nexsan reportable segment. Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of a $4.3 million intangible asset. In December 2017, we recorded an impairment charge for the net remaining intangible assets balance of $2.7 million. See the 2017 Intangible Asset Analysis below for additional info.

The following table presents the remaining intangible assets balance as of December 31 2017 and 2016:

	2017	2016
	(In millions)
Cost	$10.1	$4.3
Accumulated amortization	(1.9)	(0.9)
Intangible assets, net	$8.2	$3.4
The following table presents the changes in intangible assets:

Intangible Assets
(In millions)
December 31, 2016	$3.4
Acquisition	10.1
Amortization	(2.6)
Impairment charges	(2.7)
December 31, 2017	$8.2
Amortization expense from continuing operations for intangible assets consisted of the following:

	Years Ended December 31,
	2017	2016
	(In millions)
Amortization expense	$2.6	$0.8
Based on the intangible assets in service as of December 31, 2017, estimated amortization expenses for each of the next five years ending December 31 is as follows:

	2018	2019	2020	2021	2022
	(In millions)
Amortization expense	$2.0	$2.0	$2.0	$2.0	$0.2
2017 Intangible Asset Analysis
During the fourth quarter of 2017, management engaged in a strategic and financial assessment of the Nexsan Business. As a result of this assessment, we decided to focus our resources on certain product features and stopped investing in a product technology that came from the acquisition of CDI. This resulted in a triggering event that required us to review our intangible assets for impairment.
In assessing recoverability of the intangible assets obtained from our acquisition of CDI, we compared the carrying amount of the intangible asset with its estimated fair value. To determine the estimated fair value, we used the income approach, a valuation technique under which we estimate future cash flows using financial forecasts. Our expected cash flows are affected by various significant assumptions such as discount rate, revenue and gross margin expectations. As part of this analysis, we determined the carrying amount of the intangible asset was not recoverable and its carrying amount exceeded its fair value. Consequently, we recorded an impairment charge of $2.7 million in the Consolidated Statements of Operations for the year ended December 31, 2017.
2016 Intangible Asset Analysis
We test the carrying amount of a reporting unit's intangible for impairment on an annual basis during the fourth quarter of each year or if an event occurs or circumstances change that would warrant impairment testing during an interim period. Intangible acquired in the acquisition of CDI was fully allocated to the Nexsan reporting unit and was fully integrated into the Nexsan business, both operationally and with respect to its management team in 2016.

Goodwill
As a result of the CDI acquisition, we recorded goodwill of $3.8 million as part of the purchase price allocation. The goodwill acquired was fully allocated to our Nexsan reporting unit and was primarily attributable to its workforce, strategic synergies and intangible assets that do not qualify for separate recognition. In December 2017, we recorded an impairment charge of $3.8 million. See the 2017 Goodwill Analysis below for additional info.
The following table presents the changes in goodwill:

Nexsan
(in millions)
Balance as of December 31, 2015:	$3.8

Acquisition	—
Impairment charges	—
Balance as of December 31, 2016:	3.8

Acquisition	—
Impairment charges	(3.8)
Balance as of December 31, 2017:	$—
2017 Goodwill Analysis
During the fourth quarter of 2017, management engaged in a strategic and financial assessment of the Nexsan Business. As a result of this assessment, we decided to focus our resources on certain product features and stopped investing in a product technology that came from the acquisition of CDI. This resulted in a triggering event that required us to review our goodwill for impairment.
In assessing recoverability of the goodwill recorded as part of the purchase price allocation from the CDI acquisition, we compared the carrying amount of the goodwill with its implied fair value. To determine the estimated fair value, we used the income approach, a valuation technique under which we estimate future cash flows using financial forecasts. Our expected cash flows are affected by various significant assumptions such as discount rate, revenue and gross margin expectations. As a result of this assessment, we determined the carrying value of the goodwill exceeded its fair value. Consequently, we recorded an impairment charge of $3.8 million in the Consolidated Statements of Operations for the year ended December 31, 2017.
See Note 2 - Summary of Significant Accounting Policies as well as Critical Accounting Policies and Estimates within the Management's Discussion and Analysis section for further background and information on goodwill impairments.
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

Restructuring and Other Expense
The components of our restructuring and other expense for our continuing operations included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2017	2016
	(In millions)
Restructuring Expense:
Severance and related	$1.4	$0.6
Loss on abandonment of unused property, plant and equipment	1.6	—
Other(1)	(2.1)	—
Total restructuring	$0.9	$0.6
Other Expense:
Pension settlement/curtailment (Note 9)	$1.1	$2.9
Asset disposals / write down	—	0.1
Other(2)	(0.1)	4.0
Total other	$1.0	$7.0
Total	$1.9	$7.6
(1) For the year ended December 31, 2017, other includes $1.4 million net gain from an asset sale, $0.3 million reversal of contingent consideration obligations related to the CDI acquisition (see Note 15 - Litigation, Commitments and Contingencies for additional information), and $0.4 million reversal of other employee costs. We have considered these costs to be attributable to our corporate activities and, therefore, they are not part of our discontinued operations.
(2) For the year ended December 31, 2016, other includes consulting expenses of $2.4 million and $1.4 million for Realization Services, Inc. (See Note 16 - Related Party Transactions for additional information) and Otterbourg P.C., respectively, a net credit of $2.2 million for property tax refund for the former Oakdale site, as well as $2.4 million for other employee costs and consulting fees directly attributable to our Restructuring Plan. We have considered these costs to be attributable to our corporate activities and, therefore, they are not part of our discontinued operations.
Restructuring Accruals
There was no restructuring accrual balance as of December 31, 2016 and $0.3 million as of December 31, 2017 which primarily represents severance charges.
Note 8 — Stock-Based Compensation
Stock compensation consisted of the following:

	Years Ended December 31,
	2017	2016
	(In millions)
Stock compensation expense	$(0.1)	$0.8
We have stock-based compensation awards outstanding under four plans (collectively, the Stock Plans). We have stock options outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan) and 2005 Stock Incentive Plan (2005 Incentive Plan), and we have stock options and restricted stock outstanding under our 2008 Stock Incentive Plan (2008 Incentive Plan). We have stock options, restricted stock and SARs outstanding under our 2011 Stock Incentive Plan (2011 Incentive Plan). Restricted stock granted and stock option awards exercised are issued from our treasury stock. The purchase of treasury stock is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors.
No further shares are available for grant under the 2000 Incentive Plan, the 2005 Incentive Plan or the 2008 Incentive Plan. Stock-based compensation awards issued under these plans generally have terms of ten years and, for employees, vest over a four-year period. Awards issued to directors under these plans become fully exercisable on the first anniversary of the grant date. Stock options granted under these plans are not incentive stock options. Exercise prices of awards issued under these plans are equal to the fair value of the Company's stock on the date of grant. As of December 31, 2017, there were 110,332 stock-based compensation awards outstanding that were issued under these plans and consist of stock options and restricted stock.
The 2011 Incentive Plan was approved and adopted by our shareholders on May 4, 2011 and became effective immediately. The 2011 Incentive Plan was amended and approved by our shareholders on May 8, 2013. The 2011 Incentive Plan permits the grant of stock options, SARs, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. The aggregate number of shares of our common stock that may be issued under all stock-based awards made under the 2011 Incentive Plan is 734,300. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustments as provided in the 2011 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. Awards may be granted under the 2011 Incentive Plan until the earlier to occur of May 3, 2021 or the date on which all shares available for awards under the 2011 Incentive Plan have been granted; provided, however, that incentive stock options may not be granted after February 10, 2021.
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
As of December 31, 2017 we had 175,459 of stock-based compensation awards consisting of stock options and restricted stock outstanding under the 2011 Incentive Plan. As of December 31, 2017, there were 120,990 shares available for grant under our 2011 Incentive Plan.
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
The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31. There were no stock options granted in 2017.

	2017	2016
Volatility	N/A	44%
Risk-free interest rate	N/A	1.55%
Expected life (months)	N/A	72
Dividend yield	N/A	—%

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)
Outstanding December 31, 2015	455,122	$90.22		4.4
Granted	(4,500)	8.30
Exercised	(722)	14.00
Canceled	(116,843)	158.77
Forfeited	(46,350)	14.93
Outstanding December 31, 2016	286,707	$77.51		3.8
Granted	—	—
Exercised	—	—
Canceled	(71,400)	80.23
Forfeited	(25,841)	16.42
Outstanding December 31, 2017	189,466	$84.81		1.8
Exercisable as of December 31, 2017	183,466	$87.12	87.12	1.6
No options were granted during the year ended December 31, 2017 and none of the options granted during the year ended December 31, 2016 were performance-based options.
The aggregate intrinsic value of all outstanding stock options was $0.0 million and less than $0.0 million as of December 31, 2017 and 2016, respectively. The intrinsic value of options exercised during 2017 and 2016 was $0.0 million. The weighted average grant date fair value of options granted during the year 2016 was $3.60, and no options were granted in 2017.
Total stock-based compensation expense associated with stock options related to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 was $0.1 million and $0.2 million, respectively. This expense would result in related tax benefits of $0.0 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance, and due to the valuation allowance, we did not recognize the related tax benefits in 2017 or 2016. As of December 31, 2017, there was $0.1 million of total unrecognized compensation expense related to outstanding stock options. That expense is expected to be recognized over a weighted average period of 1.0 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2017 or 2016.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2015	116,278	$23.36
Granted	7,730	5.30
Vested	(34,310)	23.82
Forfeited	(9,773)	25.51
Nonvested as of December 31, 2016	79,925	$20.64
Granted	206,666	3.36
Vested	(5,404)	10.00
Forfeited	(67,205)	22.84
Nonvested as of December 31, 2017	213,982	$3.53
Of the restricted stock granted during the years ended December 31, 2017 and 2016, none of the shares were performance-based.
The total fair value of shares that vested during the years 2017 and 2016 was less than $0.1 million and $0.8 million, respectively.
Total stock-based compensation expense associated with restricted stock relating to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 was $(0.2) million and $0.6 million, respectively. This expense would result in related taxes of $0.1 million and a tax benefit of $0.2 million for the years ended December 31, 2017 and 2016, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance and due to the valuation allowance, we did not recognize the related tax benefit in 2017 or 2016. As of December 31, 2017, there was $0.3 million of total unrecognized compensation expense related to outstanding restricted stock. That expense is expected to be recognized over a weighted average period of 2.0 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2017 or 2016.
Stock Appreciation Rights (SARs)
The following table summarizes our stock appreciation rights activity:

Stock Appreciation Rights
Outstanding as of December 31, 2015	379,495
Granted	—
Canceled	(169,533)
Outstanding as of December 31, 2016	209,962
Granted	—
Canceled	(138,526)
Outstanding as of December 31, 2017	71,436
The Company did not grant any SARs for the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, we granted 0.3 million SARs under the 2011 Incentive Plan to certain employees associated with our Nexsan and IronKey operations. These awards were issued to incentivize employees to grow revenues. These awards expired on December 31, 2017 and could only vest when both stock price and revenue performance conditions specified by the terms of the SARs are met. Additionally, under the terms of the 2015 SARs, any cash payments to an individual under a 2015 vested SAR would reduce any cash payment received under any earlier SAR grant pertaining to that individual, if and when such earlier SAR vests. For the stock price condition, based on the terms of the awards, 50 percent of the SARs could have vested if the 30-day average GlassBridge stock price reaches $80 per share or more by December 31, 2017 and the remaining 50 percent of the SARs could have vested if the 30-day average GlassBridge stock price reaches $120 per share or more by December 31, 2017. Additionally, for the revenue performance condition, as a condition necessary for vesting, the net revenue of Nexsan or IronKey (depending on the award) must have reached certain specified stretch targets by December 31, 2017. If exercised, the SARs would have required a cash payment to the holder in an amount based on the GlassBridge stock price at the date of exercise as compared to the stock priced at the date of grant. As of December 31, 2017 and 2016, we have not recorded any compensation expense associated with these SARs based on the applicable accounting rules. The performance targets were not met for the outstanding SARs and such SARs will be subsequently canceled.
Note 9 — Retirement Plans
Pension Plans
We have various non-contributory defined benefit pension plans covering employees in the United States (the “U.S. plan”) and Germany (the “German plan”) employed prior to January 1, 2010. Total pension expense was $0.8 million and $2.6 million in 2017 and 2016, respectively. The measurement date of our pension plans is December 31st. We contributed $0.5 million to our worldwide pension plans related to the plan year ending December 31, 2017. We presently anticipate contributing approximately $2.8 million to fund our worldwide pension plans in 2018. It is our general practice to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws.
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
For the U.S. plan, employees who have completed three years or more of service, including service with 3M Company before July 1, 1996, or who have reached age 65, are entitled to pension benefits beginning at normal retirement age (65) based primarily on employees’ pay credits and interest credits. Through December 31, 2009, pay credits were made to each eligible participant's account equal to six percent of that participant's eligible earnings for the year. Beginning on January 1, 2010 and through December 31, 2010, pay credit contributions were reduced to three percent of each participant’s eligible earnings. In conjunction with the plan freeze, no additional pay credits were made to a participant’s account balance after December 31, 2010. A monthly interest credit is made to each eligible participant’s account based on the participant’s account balance as of the last day of the preceding year. The interest credit rate is established annually and is based on the interest rate of certain low-risk debt instruments. The interest credit rate was 2.86 percent for 2017. In accordance with the annual update process, the interest credit rate will be 2.80 percent for 2018.

In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments in 2017 and 2016 exceeded the service and interest costs associated with those years. As a result, a partial settlement event occurred in those years and, accordingly, we recognized a settlement loss of $1.1 million and $2.9 million during the years ended 2017 and 2016, respectively. These settlement losses are included in restructuring and other in our Consolidated Statements of Operations.
The U.S. plan permits four payment options: a lump-sum option, a life income option, a survivor option or a period certain option.
The benefit obligations and plan assets, changes to the benefit obligations and plan assets, and the funded status of the defined benefit pension plans were as follows:

	United States		Germany
	As of December 31,		As of December 31,
	2017	2016	2017	2016
	(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$64.9	$72.8	$24.1	$22.8
Interest cost	2.5	2.9	0.4	0.6
Actuarial (gain) loss	2.5	1.1	(0.1)	2.5
Benefits paid	(2.5)	(2.3)	(1.0)	(0.9)
Settlement payments	(3.7)	(9.6)	—	—
Foreign exchange rate changes	—	—	3.4	(0.9)
Projected benefit obligation, end of year	$63.7	$64.9	$26.8	$24.1
Change in plan assets
Fair value of plan assets, beginning of year	$49.8	$59.1	$15.2	$18.6
Actual return on plan assets	4.8	2.5	1.1	0.7
Foreign exchange rate changes	—	—	2.1	(0.5)
Company contributions	0.4	0.1	0.1	(2.7)
Benefits paid	(2.5)	(2.3)	(1.0)	(0.9)
Settlement payments	(3.7)	(9.6)	—	—
Fair value of plan assets, end of year	48.8	49.8	17.5	15.2
Funded status of the plan, end of year	$(14.9)	$(15.1)	$(9.3)	$(8.9)
Amounts recognized in our Consolidated Balance Sheets consisted of the following:

	United States		Germany
	As of December 31,		As of December 31,
	2017	2016	2017	2016
	(In millions)
Noncurrent liabilities	(14.9)	(15.1)	(9.3)	(8.9)
Accumulated other comprehensive loss — pre-tax	18.9	19.3	9.8	9.4

Pre-tax amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		Germany
	As of December 31,		As of December 31,
	2017	2016	2017	2016
	(In millions)
Net actuarial loss	$18.9	$19.3	$9.8	$9.4
Total	$18.9	$19.3	$9.8	$9.4
The following table includes information for pension plans with an accumulated benefit obligation in excess of plan assets.

	United States		Germany
	As of December 31,		As of December 31,
	2017	2016	2017	2016
	(In millions)
Projected benefit obligation, end of year	$63.7	$64.9	$26.8	$24.1
Accumulated benefit obligation, end of year	63.7	64.9	26.8	24.1
Plan assets at fair value, end of year	48.8	49.8	17.5	15.2
Components of net periodic pension cost included the following:

	United States		Germany
	Years Ended December 31,		Years Ended December 31,
	2017	2016	2017	2016
	(In millions)
Interest cost	2.5	2.9	0.4	0.6
Expected return on plan assets	(3.3)	(3.8)	(0.6)	(0.6)
Amortization of net actuarial loss	0.3	0.4	0.4	0.2
Net periodic pension cost (credit)	(0.5)	(0.5)	0.2	0.2
Settlements and curtailments	1.1	2.9		—
Total pension cost	$0.6	$2.4	$0.2	$0.2
The German plan is the only remaining international plan and incurred pension costs of $0.2 million for the years ended December 31, 2017 and 2016.
The estimated net actuarial loss, prior service credit and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2018 are a $0.8 million loss, $0.0 million and $0.0 million, respectively.
Assumptions used to determine benefit obligations were as follows:

	United States		Germany
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Discount rate	3.50%	4.00%	1.56%	1.60%
Rate of compensation increase	—%	—%	—%	—%

Assumptions used to determine net periodic benefit costs were as follows:

	United States		Germany
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Discount rate	4.00%	4.25%	1.56%	1.60%
Expected return on plan assets	6.50%	6.50%	3.50%	3.50%
Rate of compensation increase	—%	—%	—%	—%
The discount rate for the U.S. plan is determined through a modeling process utilizing a customized portfolio of high-quality bonds whose annual cash flows cover the expected benefit payments of the plan, as well as comparing the results of our modeling to other corporate bond and pension liability indices. Appropriate benchmarks are used to determine the discount rate for the international plans. The expected long-term rate of return on assets assumption is derived from a study conducted by our actuaries and investment managers that includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. The expected long-term rate of return on assets assumption for the German plan reflects the investment allocation and expected total portfolio returns specific to that plan and country. Beginning in 2011, the projected salary increase assumption was not applicable for the U.S. plan due to the elimination of benefit accruals as of January 1, 2011. Beginning in 2016, it was no longer applicable for the German plan.
The mortality table for the U.S. plan used the RP 2014 Mortality Table adjusted and projected with the MP-2017 Improvement Scale for December 31, 2017.
The plans' asset allocations by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Short-term investments	1%	1%	—%	—%
Fixed income securities	27%	60%	—%	—%
Equity securities	72%	39%	—%	—%
Insurance contracts	—%	—%	100%	100%
Total	100%	100%	100%	100%
For the U.S. plan, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The current target asset allocation includes equity securities at 65 percent, fixed income securities at 25 percent and other investments of 10 percent. Other investments include short-term investments and absolute return strategy funds which are investments designed to achieve a certain return. Management reviews our U.S. investment policy for the plan at least annually. Outside the U.S., the investment objectives are similar to the U.S., subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.

As of December 31, 2017, the following reflects estimated future benefit payments in each of the next five years and in the aggregate for the five years thereafter:

	United States	International
	(In millions)
2018	$14.7	$1.0
2019	3.9	1.1
2020	4.1	1.1
2021	4.4	1.1
2022	4.1	1.2
2022-2026	18.6	5.9
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
Mutual funds. Investments in mutual funds are valued using the net asset value (“NAV”) of shares held as of December 31st. The NAV is a quoted transactional price for participants in the fund which do not represent an active market. In relation to these investments, there are no unfunded commitments and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the funds are not considered probable. The investment objective of our mutual funds in the U.S. Plan is to provide capital appreciation through an investment strategy that allocates its assets among limited liability companies and/or separate investment accounts or to invest in large cap equity funds focusing on high quality yields through short maturity investments in spread sectors depending on the fund.
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

The fair value of the plan assets by asset category were as follows:

United States	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$0.5	$0.5	$—	$—
Mutual Funds
Equity securities
Large-cap growth funds *	19.0	—	—	—
International growth fund *	15.7	—	—	—
Common stocks	0.6	0.6	—	—
Commingled trust funds *	13.0	—	—	—
Total	$48.8	$1.1	$—	$—
* In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.

International	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Insurance contracts	17.5	—	17.5	—
Total	$17.5	$—	$17.5	$—

United States	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$0.5	$0.5	$—	$—
Mutual Funds
Equity securities
Large-cap growth funds *	11.5	—	—	—
International growth fund *	3.4	—	—	—
Common stocks	4.3	4.3	—	—
Commingled trust funds *	30.1	—	—	—
Total	$49.8	$4.8	$—	$—
* In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.

International	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Insurance contracts	15.2	—	15.2	—
Total	$15.2	$—	$15.2	$—
Employee Retirement Savings Plans
Effective January 1, 2016, the Company no longer makes matching or variable contributions to the 401(k) retirement plan.
Note 10 — Income Taxes
The components of loss from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2017	2016
	(In millions)
U.S.	$(29.4)	$(34.9)
International	0.7	(4.8)
Total	$(28.7)	$(39.7)
The components of the income tax (provision) benefit from continuing operations were as follows:

	Years Ended December 31,
	2017	2016
	(In millions)
Current
Federal	$5.9	$—
International	(0.1)	(0.1)
Deferred
International	—	—
Total	$5.8	$(0.1)
The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (35 percent) because of the following items, stated before reduction of the minority interest:

	Years Ended December 31,
	2017	2016
	(In millions)
Tax at statutory U.S. tax rate	$10.0	$13.9
State income taxes, net of federal benefit	1.0	0.7
Net effect of international operations	1.2	(0.8)
Federal rate reduction effect on deferred tax assets	(104.9)	—
Valuation allowances	91.8	(14.3)
Tax on unremitted earnings of foreign subsidiaries	5.1	3.1
U.S. tax on foreign earnings	(0.2)	(0.8)
Stock-based compensation	(0.9)	(1.6)
Uncertain tax positions	—	(0.1)
Goodwill impairment	(1.4)	—
Minimum tax credit refundable	2.2	—
Reclassification to discontinued operations and other	1.9	(0.2)
Income tax (provision) benefit	$5.8	$(0.1)
The largest amount in the rate reconciliation was the federal tax rate reduction effect on deferred assets (primarily federal net operating loss carryforwards), which were revalued to reflect the decrease in the corporate tax rate from 35% to 21% beginning in 2018. Because these deferred assets had a full valuation allowance, adjustments were also made to the valuation allowances.
Other tax legislation from the Tax Cuts and Jobs Act (“Tax Reform Act”) passed on December 22, 2017 was also incorporated into the tax provision. The Tax Reform Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
A tax law change that had a significant impact on the Company's 2017 tax provision is the ability to realize minimum tax credit carryovers as cash refunds, with the elimination of the corporate alternative minimum tax. The Company’s minimum tax credit carryover previously had a full valuation allowance. A tax benefit of $2.2 million was recorded in continuing operations and will be received as a cash refund with the filing of the 2018 through 2021 corporate income tax returns ($1 million in 2019, $.5 million in 2020, and $.3 million in each of 2021 and 2022). Nexsan also recorded a $.1 million benefit for its minimum tax credit cash refund to be received in years 2019 through 2022.
Tax reform changes related to international subsidiaries did not impact the tax provision. The Deemed Repatriation Transition Tax on previously untaxed accumulated and current earnings and profits of foreign subsidiaries is zero for the Company. This is because the calculation allows deficits of controlled subsidiaries to offset earnings of other controlled subsidiaries, which resulted in a net deficit in unrepatriated earnings and therefore no tax.
Other tax law changes affected financial statement presentation without a current tax impact. Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these items are temporary differences that will reverse over time. We record the tax effect of temporary differences as deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets.
In 2017 and 2016 the net cash paid for income taxes, relating to both continuing and discontinued operations, was $0.0 million and $0.1 million, respectively.

The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2017	2016
	(In millions)
Accounts receivable allowances	$—	$0.4
Inventories	1.9	3.7
Compensation and employee benefits	1.5	3.9
Tax credit carryforwards	23.9	28.4
Net operating loss carryforwards	190.9	278.6
Accrued liabilities and other reserves	2.1	6.1
Pension	6.7	8.6
Property, plant and equipment	(0.1)	0.5
Intangible assets, net	0.3	—
Capital losses	9.4	14.1
Other, net	1.3	1.3
Total deferred tax assets	237.9	345.6
Valuation allowance	(237.9)	(340.5)
Net deferred tax assets	—	5.1
Intangible assets, net	—	(1.2)
Unremitted earnings of foreign subsidiaries	(1.0)	(6.1)
Total deferred tax liabilities	(1.0)	(7.3)
Valuation allowance	—	1.2
Total deferred tax liabilities	(1.0)	(6.1)
Net deferred tax liabilities	$(1.0)	$(1.0)
We regularly assess the likelihood that our deferred tax assets will be recovered in the future. A valuation allowance is recorded to the extent we conclude a deferred tax asset is not considered more-likely-than-not to be realized. We consider all positive and negative evidence related to the realization of the deferred tax assets in assessing the need for a valuation allowance.
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
We maintain a valuation allowance related to our U.S. deferred tax assets and the majority of our foreign deferred tax assets. The valuation allowance was $237.9 million and $339.3 million as of December 31, 2017 and 2016, respectively. The deferred tax asset changes and corresponding valuation allowance changes in 2017 compared to 2016 were due primarily to restating the tax benefit associated with federal net operating loss carryovers at 60% of their former amount, due to the federal tax rate reduction of 35% to 21% effective for 2018 and future years. We also eliminated the minimum tax credit carryover and associated valuation allowance, and the ASC 740-10-25-3 (formerly known as APB23) liability for US tax on unrepatriated earnings and the associated valuation allowance, as will be discussed subsequently.
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

	As of December 31
	2017	2016
	(In millions)
Deferred tax liability - non-current	(1.0)	(1.0)
Total	$(1.0)	$(1.0)
Federal net operating loss carryforwards totaling $673.0 million will begin expiring in 2026. This figure includes $587.5 million for GlassBridge and its wholly owned subsidiaries, and $85.5 million related to Nexsan of which $27.9 million are subject to limitations imposed by Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company has had analysis performed by outside consultants to confirm that none of the federal net operating loss carryovers, other than the aforementioned Nexsan pre-acquisition losses, are limited by Section 382. This limitation could result if there is a more than 50 percent ownership shift in the GlassBridge shares within a three year testing period. No such ownership shift has occurred through December 31, 2017.
The Company’s $673.0 million in federal net operating loss carryforwards continue to be subject to the historical tax rules that allow carryforward for 20 years from origin, with the ability to offset 100 percent of future taxable income. Any net operating losses generated by the Company after December 31, 2017 will be subject to the Tax Reform Act limitations which, while having indefinite life, can offset only 80 percent of future taxable income.
We have state income tax loss carryforwards of $513.3 million, which will expire at various dates up to 2037. We have U.S. and foreign tax credit carryforwards of $22.8 million, $3.0 million of which will expire between 2018 and 2020, and the remainder of which will expire between 2021 and 2032. Federal capital losses of $37.7 million will expire between 2018 and 2021. Of the aggregate foreign net operating loss carryforwards totaling $95.5 million, $1.1 million will expire between 2018 and 2020, $42.4 million will expire at various dates up to 2026 and $52.0 million may be carried forward indefinitely.
During the fourth quarter of 2014, the Company changed its assertion related to the permanent reinvestment of foreign unremitted earnings due to its reassessment of possible future cash needs associated with the continued execution of its strategic transformation. Accordingly, the permanent reinvestment assertion of foreign unremitted earnings was removed and a deferred tax liability was recorded for the estimated impact of future repatriation of the unremitted foreign earnings. Due to the one-time Deemed Repatriation Transition Tax calculation required by the Tax Reform Act, resulting in a net foreign earnings deficit, we removed both the deferred tax liability for unremitted earnings of subsidiaries with positive earnings and profits, and the related valuation allowance. All that remains as a deferred tax liability as of December 31, 2017 is a $1.0 million liability related to foreign tax withholding, assuming such repatriation were to occur.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
	(In Millions)
Beginning Balance	$1.3	$1.7
Additions:
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	—	—
Reductions:
Reductions for tax positions of prior years	—	—
Settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	(0.4)	(0.4)
Total	0.9	1.3

The total amount of unrecognized tax benefits as of December 31, 2017 was $0.9 million. If the unrecognized tax benefits remaining at December 31, 2017 were recognized in our consolidated financial statements, $0.9 million would ultimately affect income tax expense and our related effective tax rate.
It is reasonably possible that the amount of the unrecognized tax benefits could increase or decrease significantly during the next twelve months; however, it is not possible to reasonably estimate the effect on the unrecognized tax benefit at this time.
Our federal income tax returns for 2014 through 2017 are subject to examination by the Internal Revenue Service. We currently have foreign tax audits underway in various jurisdictions. Based on available information, the uncertain tax position associated with these foreign audits have been assessed and included in our income tax provision. For state and foreign tax purposes, the statutes of limitation vary by jurisdiction. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2011.
Note 11 — Major Customers and Accounts Receivable
Major customers are those customers that account for more than 10% of revenues or accounts receivable. For the year ended December 31, 2017, 23% of revenues were derived from one major customer. The loss of this customer could have a material adverse effect on the Company’s operations. Two customers had outstanding accounts receivable balances of 10% or more and these customers represented 29% of total accounts receivable as of December 31, 2017.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements. In December 2017, we recorded impairment charges related to the intangible assets and goodwill acquired as part of the CDI acquisition. See Note 6 - Intangible Assets and Goodwill for additional information.
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

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis for year ended December 31, 2017 and December 31, 2016:

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Assets:
Trading securities	$0.2	$0.2	$—	$—

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Assets:
Trading securities	$2.5	$2.5	$—	$—
Liabilities:
Contingent consideration associated with CDI acquisition	$0.3	$—	$—	$0.3
Trading Equity Securities
On February 8, 2016, the Company entered into a subscription agreement with Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. The short term investment was classified as a trading security as we expect to be actively managing this investment at all times with the intention of maximizing our investment returns. Income or loss including unrealized gains and losses associated with this trading security is recorded as a component of "Other income (expense), net" in our Consolidated Statements of Operations and purchases or sales of this security are reflected as operating activities in our Consolidated Statements of Cash Flows. As of December 31, 2017, the short term investment balance in Clinton Lighthouse was $0.4 million compared to $19.5 million as of December 31, 2016. The decrease of $19.1 million mainly relates to $18.7 million of redemptions and approximately $0.4 million of losses for the year ended December 31, 2017. We recorded losses of approximately $4.5 million in the year ended December 31, 2016 related to Clinton Lighthouse, which includes $0.5 million of performance fees reflected within "Other income (expense), net". See Note 16 - Related Party Transactions for more information.
In June 2017, we launched the GBAM Fund which focuses on technology-driven quantitative strategies and other alternative investment strategies. The short term investments within the GBAM Fund were classified as trading securities as we expect to be actively managing the GBAM Fund at all times with the intention of maximizing our investment returns. Income or loss associated with these trading securities is recorded as a component of “Net gains from GBAM Fund activities” in our Consolidated Statements of Operations and purchases or sales of these securities are reflected as operating activities in our Consolidated Statements of Cash Flows. As of December 31, 2017, the short term investment balance for the GBAM Fund was $0.1 million, netting of unrealized appreciation on swaps of $1.2 million and unrealized depreciation on swaps of $1.1 million. These were Level 2 investments. See Note 14 - Business Segment Information and Geographic Data for additional information.
In connection with the adoption of ASU No. 2015-07, Fair Value Measurement (Topic 820), FASB Accounting Standards Codification 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of December 31, 2017 and 2016, our short term investments in Clinton Lighthouse and the GBAM Fund were fair valued using the NAV as practical expedient and has been removed from the fair value hierarchy table above.
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
Since the inception of the November 14, 2016 authorization, we have repurchased less than 0.1 million shares of common stock for $0.3 million and, as of December 31, 2017, we had authorization to repurchase less than 0.5 million additional shares.
During the year ended December 31, 2017, the Company purchased less than 0.1 million of treasury shares for less than $0.1 million. During the year ended 2016, the Company purchased less than 0.1 million shares for $0.2 million. The treasury stock held as of December 31, 2017 was acquired at an average price of $41.93 per share. The following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2015	715,947
Purchases	24,086
Exercise of stock options	(722)
Restricted stock grants and other	4,780
Balance as of December 31, 2016	744,091
Purchases	27,950
Restricted stock grants and other	(138,102)
Balance as of December 31, 2017	633,939
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

	Defined Benefit Plans	Foreign Currency Translation	Total
	(In millions)
Balance as of December 31, 2016	$(19.6)	$(1.0)	$(20.6)
Other comprehensive (loss) income before reclassifications, net of tax (1)	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive loss, net of tax	1.4	—	1.4
Net current period other comprehensive income (loss)	1.4	0.3	1.7
Balance as of December 31, 2017	$(18.2)	$(0.7)	$(18.9)
(1) No income tax expense was recorded for liability adjustments for defined benefit plans for the year ended December 31, 2017.

GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations once the liquidation of the net assets of a foreign entity is substantially complete. As of December 31, 2016, because we have ceased operations in all of our international legal entities other than those associated with Nexsan, we have determined that the liquidations of our international entities associated with our Legacy Businesses are substantially complete. All remaining activities associated with these entities, including the final disposition of remaining balance sheet amounts and formal dissolution of these entities are being managed and controlled by the Company's U.S. corporate function. Accordingly, the Company reclassified into discontinued operations $0.3 million of foreign currency translation losses associated with our Legacy Businesses. As of December 31, 2017, the Company had $0.8 million remaining of accumulated foreign currency translation losses in other comprehensive loss for which balances could be reclassified into the Consolidated Statement of Operations in the future.
Details of amounts reclassified from Accumulated other comprehensive loss and the line item in our Consolidated Statement of Operations for the year ended December 31, 2017 are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented
	(In millions)
Amortization of net actuarial loss	0.3	Selling, general and administrative
Pension settlement loss	1.2	Restructuring and other
Net pension adjustments, net of tax	1.5
Total reclassifications for the period	$1.5
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive loss items that are also recorded as part of net loss and are presented net of taxes in the Consolidated Statements of Comprehensive Loss.
382 Rights Agreement
On August 6, 2015, the Board of Directors adopted a rights plan intended to avoid an “ownership change” within the meaning of Section 382 of the Code, and thereby preserve the current ability of the Company to utilize certain net operating loss carryforwards and other tax benefits of the Company and its subsidiaries (the "Tax Benefits"). If the Company experiences an “ownership change,” as defined in Section 382 of Code, the Company’s ability to fully utilize the Tax Benefits on an annual basis will be substantially limited, and the timing of the usage of the Tax Benefits and such other benefits could be substantially delayed, which could therefore significantly impair the value of those assets. The rights plan is intended to act as a deterrent to any person or group acquiring “beneficial ownership” of 4.9% or more of the Company’s outstanding shares of common stock, without the approval of the Board. The description and terms of the Rights (as defined below) applicable to the rights plan are set forth in the 382 Rights Agreement, dated as of August 7, 2015 (the "Rights Agreement"), by and between the Company and Wells Fargo Bank, N.A., as Rights Agent.
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
Note 14 — Business Segment Information and Geographic Data
Beginning in the fourth quarter of 2015, in conjunction with our accelerated wind-down of the Company's Legacy Businesses, the Company changed the manner in which it evaluates the operations of the Company and makes decisions with respect to the allocation of resources. The Company operated in three reportable segments as of December 31, 2015: Storage Media and Accessories; IronKey (which, together with Storage Media and Accessories, we now refer to as our Legacy Businesses); and the Nexsan Business. We sold our IronKey business in February 2016 and have substantially completed the wind-down of the Legacy Businesses as of March 31, 2016. The Legacy Businesses are presented in our Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information about these divestitures.
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
As a result of the terms and conditions of the NXSN Transaction (including the NXSN Stockholders Agreement and NXSN Note), we identified NXSN as a VIE. We consolidate a VIE in our financial statements if we are deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. Although we and SPPE share the power to direct NXSN’s activities until the NXSN Note is paid in full, we have approval rights under the NXSN Note and NXSN Stockholders Agreement with respect to certain actions proposed to be taken by NXSN. Therefore, we are determined to be the primary beneficiary and following January 23, 2017, NXSN’s financial results are included in our Consolidated Financial Statements. Until January 23, 2017, we owned 100% of the equity interests of Nexsan and CDI. Their financial results were included in our Consolidated Financial Statements as wholly-owned subsidiaries.
On November 14, 2017, the Company issued to NXSN a Notice of Default, Acceleration and Reservation of Rights (the “NXSN Default Notice”). The NXSN Default Notice was based upon the determination by the Company that NXSN had breached a number of covenants of, and thereby triggered several enumerated Events of Default under, the NXSN Note. Simultaneously with the delivery of the NXSN Default Notice, the Company also issued to NXSN a Notice of Exercise of Remedies (the “NXSN Exercise Notice”). The NXSN Exercise Notice notified NXSN that the Company was exercising remedies under the Guaranty and Security Agreement, dated as of January 23, 2017, by and among NXSN, Nexsan Corporation, CDI, Nexsan Technologies, Inc. and the Company (the “NXSN Security Agreement”). Specifically, the Company notified NXSN that it was exercising the voting rights granted by the NXSN Security Agreement to (i) remove the existing board of directors of each of Nexsan Corporation, Nexsan Technologies Incorporated, CDI and Nexan Technologies Limited (collectively, the “NXSN Entities”); (ii) fix the size of each board of directors of the NXSN Entities; and (iii) elect a board of directors for each of the Nexsan Entities to replace the outgoing boards (the “New Boards”). In addition, the NXSN Exercise Notice advised NXSN that the New Boards have removed each of the existing officers of the NXSN Entities and appointed new officers (the “New Officers”) for each NXSN Entity. The New Boards and the New Officers so appointed were all insiders of the Company.

On February 2, 2017, we closed the Capacity and Services Transaction with Clinton. The Capacity and Services Transaction allows GBAM to access investment capacity within Clinton’s quantitative equity strategy. In addition, we have recently taken steps to build our own independent organizational foundation while leveraging Clinton’s capabilities and infrastructure. While our intention is to primarily engage in the management of third-party assets, we may make opportunistic proprietary investments from time to time that comply with applicable laws and regulations. Since the closing of the Capacity and Services Transaction, we have focused on our Asset Management Business as our primary operating business segment. See Note 16 - Related Party Transactions for additional information.
In June 2017, we launched the GBAM Fund which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of December 31, 2017, we invested $5.0 million in the GBAM Fund. We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Consolidated Financial Statements as part of the Asset Management Business shown below.
As of December 31, 2017, the Nexsan Business and Asset Management Business are our reportable segments.
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
For our Asset Management Business, we include net gains from GBAM Fund activities in our performance evaluation. Net gains from GBAM Fund activities primarily include realized and unrealized gains and losses for the GBAM Fund.
Net revenue and operating loss from continuing operations by segment were as follows:

	Years Ended December 31,
	2017	2016
	(In millions)
Net Revenue
Nexsan Business	$36.5	$44.1
Asset Management Business	—	—
Total net revenue	$36.5	$44.1

	Years Ended December 31,
	2017	2016
	(In millions)
Operating loss from continuing operations
Nexsan Business	$(12.0)	$(17.5)
Asset Management Business	(4.3)	—
Total segment operating loss	(16.3)	(17.5)
Corporate and unallocated	(4.6)	(9.9)
Goodwill impairment	(3.8)	—
Intangibles assets impairment	(2.7)	—
Restructuring and other	(1.9)	(7.6)
Total operating loss	(29.3)	(35.0)
Interest income	—	0.2
Net gains from GBAM Fund activities	1.2	—
Other income (expense), net	(0.6)	(4.9)
Loss from continuing operations before income taxes	$(28.7)	$(39.7)

Restructuring and other for the year ended December 31, 2017 includes pension settlement costs of $1.1 million, severance costs of $1.4 million and loss on abandonment of unused property of $1.6 million offset by the gain on an asset sale of $1.4 million, reversal of contingent consideration obligations related to the CDI acquisition of $0.3 million and reversal of employee costs and other of $0.4 million. Restructuring and other for the year ended December 31, 2016 includes pension settlement costs of $2.9 million, consulting and other employee costs of $5.9 million, severance and other costs of $0.7 million and a $2.2 million property tax credit. See Note 7 - Restructuring and Other Expenses for more information.
The following table presents net revenue by geographical region based on the country in which the revenue originated:

	Years Ended December 31,
	2017	2016
	(In millions)
Net Revenue
United States	$19.9	$34.0
United Kingdom	16.6	10.1
Total	$36.5	$44.1
Long-lived asset balances as of December 31, 2017 and 2016 and capital expenditures invested in the years ended December 31 2017 and 2016 were all attributable to our Nexsan Business. The following table presents long-lived assets by geographical region:

	As of December 31,
	2017	2016
	(In millions)
Long-Lived Assets
United States	$0.3	$2.0
International	0.5	0.8
Total	$0.8	$2.8
Note 15 — Litigation, Commitments and Contingencies
The Company is a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of December 31, 2017, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows.
Intellectual Property Litigation
The company is subject to allegations of patent infringement by our competitors as well as non-practicing entities ("NPEs") - sometimes referred to as "patent trolls" - who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, the Company is not able to reasonably estimate with precision the amount of any monetary liability or financial impact that may be incurred with respect to these matters. As of April 2, 2018, except as set forth below with respect to the IOENGINE settlement, given the exits from the Legacy Businesses, the Company believes that the ultimate resolution of these matters in the aggregate will not materially adversely affect our financial condition, results of operations and cash flows.
On December 31, 2014, IOENGINE, an NPE, filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 28, 2017, we entered into a settlement agreement with IOENGINE on September 28, 2017 resolving all claims relating to the IOENGINE lawsuit. Pursuant to the settlement agreement, (i) we paid IOENGINE $3.75 million in cash on October 3, 2017, (ii) issued to IOENGINE a promissory note (the "IOENGINE Note") in the principal amount of $4.0 million under which no payments are due until June 30, 2019 (except in connection with acceleration upon an event of default), and (iii) we pledged certain of our assets to secure our obligations under the IOENGINE Note, notably the NXSN Note.
On May 6, 2016, Nexsan Technologies Incorporated, a subsidiary of NXSN (“NTI”), filed a complaint in United States District Court for the District of Massachusetts seeking a declaratory judgment against EMC Corporation (“EMC”). NTI alleges that NTI has a priority of right to use certain of its UNITY trademarks and that NTI’s prosecution of its trademark applications with the respect to, and to use of, such trademarks does not infringe upon EMC’s trademarks. In addition, NTI seeks injunctive relief to prevent EMC from threatening NTI with legal action related to use of UNITY trademarks, or making any public statements or statements to potential customers calling into question NTI’s right to use UNITY trademarks. EMC has answered and counterclaimed alleging that NTI’s use of the UNITY trademark infringes EMC’s common law rights in the UNITY and EMC UNITY trademarks. On April 14, 2017, the court in the EMC UNITY matter ruled that NTI has priority over EMC to the UNITY trademark in relation to computer data storage and associated technologies. NTI intends to continue to assert its rights to the UNITY trademark in further proceedings.
Trade Related Litigation
On January 26, 2016, CMC, a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages from the Company and the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract. CMC also brought similar claims in Japan and the Netherlands against other of our subsidiaries. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 18, 2017, we entered into a settlement agreement with CMC on September 15, 2017 resolving all claims relating to the CMC lawsuits. Pursuant to the settlement, (i) we agreed that our subsidiary Imation Corporation Japan ("ICJ") will cause the release and payment to CMC of approximately $9.2 million in attached assets, (ii) ICJ made a payment to CMC of $1.5 million on October 10, 2017, (iii) our subsidiary Imation Europe B.V. will cause the release and payment to CMC of approximately $825,000 in attached assets, (iv) ICJ issued to CMC an unsecured promissory note (the "CMC Note") in the amount of $1.5 million, and (v) we guaranteed CMC ICJ’s obligations under the CMC Note. As of December 31, 2017, both ICJ and Europe B.V. had released the required payments to CMC.
Imation Corporation Japan (“ICJ”) is the defendant in a lawsuit in The Tokyo District Court, Civil 49th Division, brought against it by Suntop Art Work Co., Ltd., seeking damages of at least 100 Million Yen ($940,000 at the current exchange rate), based on allegations that ICJ is in violation of a Japanese legal equitable principle requiring long-term business counterparties to provide a judicially-determined adequate notice of cessation of business even when a shorter time has been agreed in writing by the parties. ICJ believes this claim is entirely without merit and is vigorously defending its position.
The Company has various trade disputes with vendors related to either the Legacy Businesses or the Nexsan business. The Company believes it has made adequate accruals with respect to the disputes for which such is appropriate according to our accounting policy.
Employee Matters
On March 29, 2017, three former Legacy Business employees who were among the approximately 100 similarly situated employees terminated as a result of the Restructuring plan, filed a lawsuit in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits. Exposure is estimated to be less than $0.3 million. While full discovery of the relevant facts has not been completed, we believe these state law claims are without merit and are vigorously defending our position.
Imation Europe B.V. (“IEBV”) is the defendant in four separate lawsuits in trial courts in Versailles and Bordeaux, France, brought by former employees based on the alleged failure to have provided them, in accordance with the French labor laws in effect at the time of their termination, with employment opportunities elsewhere in the world commensurate with their abilities and positions prior to termination. The plaintiffs in the IEBV lawsuits are seeking an aggregate of approximately 560,000 Euros (approximately $690,000 at current exchange rates). IEBV believes these claims are entirely without merit and is vigorously defending its position.

The Company has also received demand letters from three Nexsan former executives seeking severance payments in the amount of approximately of $500,000 total. The Company believes those claims are without merit and will vigorously defend the claims.
Copyright Levies
In many European Union (EU) member countries, the sale of certain of our Legacy Business products is subject to a private copyright levy. The levies are intended to compensate copyright holders with “fair compensation” for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (the “Directive”). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are expected to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law-making activities. On October 21, 2010, the Court of Justice of the European Union (the “CJEU”) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The CJEU stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The CJEU ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons presumed to be making private copies. Within this disclosure, we use the term “commercial channel sales” when referring to products intended for uses other than private copying and “consumer channel sales” when referring to products intended for uses including private copying. In addition, various decisions and enactments have established that the levy rates in various countries improperly excluded from their calculations and assessments the private copying performed using computers and smartphones. This in turn meant that to the extent levy rates were determined to be retroactively excessive, the Company would be entitled to a rebate on that basis as well.
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU’s October 2010 ruling and subsequent litigation and law-making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 CJEU ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to certain court rulings in those jurisdictions. As of December 31, 2017 and December 31, 2016, we had accrued liabilities of $5.6 million and $4.9 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. These accruals are recorded as “Other current liabilities” on the Company’s Consolidated Balance Sheets (and not within discontinued operations). The Company’s management oversees copyright levy matters and continues to explore options to resolve these matters.
Since the October 2010 CJEU ruling, for as long as sales were made in these countries, we evaluated quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) whether accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU.
The Company is still subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. These remaining actions generally seek payment of the commercial and consumer optical levies withheld by IEBV and its German subsidiary. IEBV and its German subsidiary has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. IEBV and its German subsidiary are also subject to threatened actions by certain of their former customers seeking reimbursement of funds they allege related to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. As noted below with respect to France and the Netherlands, it is possible, and uncertain as to timing and amount, that by either settlement or litigation, IEBV could recover materially significant amounts from the levy authorities or their government sponsors. We anticipate that additional court decisions may be rendered that may directly or indirectly impact our levy exposure in specific European countries which could cause us to review our levy exposure in those countries.
France. We have overpaid levies related to sales into the Company’s commercial channel in an amount of $55.1 million. We adopted a practice of offsetting ongoing levy liability with the French collecting society for IEBV’s sales in the consumer channel against the $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channels sales prior to the October 21, 2010 CJEU ruling). During the fourth quarter of 2013, GlassBridge reversed $9.5 million of French copyright levies (existing at the time of a 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid to cost of sales. As of December 31, 2017, we had offset approximately $14.4 million. We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $14.4 million of levies on consumer channel sales in France. However, such amounts are currently subject to challenge in court and there is no certainty that our estimates would be upheld and supported. In December 2012, IEBV filed a complaint against the French collection society, Copie France, for reimbursement of the $55.1 million in commercial channel levies that IEBV had paid prior to October 2010. A hearing occurred on December 8, 2015, in the High Court of Justice (Tribunal de Grande Instance de Paris (“TGIP”)) on IEBV’s claim and Copie France’s counterclaim. On April 8, 2016, the TGIP rejected all of IEBV’s claims finding that the European Union law arguments raised by IEBV were inapplicable and relied solely on French law to grant Copie France’s counterclaims of approximately $17 million. IEBV has filed a notice of appeal which suspends enforcement of the ruling. We believe Copie France’s counterclaims are without merit and intend to defend IEBV's position vigorously. Despite the April 2016 ruling of the TGIP, the Company does not believe it to be probable that it will have to make any copyright levy payments in the future to Copie France and, accordingly, has not recorded an accrual for this matter. Given a recent decision of one of France’s two highest courts, the Conseil d’Etat, supporting the position taken by the TGIP, the likely outcome and time to reach a final resolution through the appellate process that could involve France’s other highest court, the Cours de Cassation, and possibly also again the CJEU, remains unclear. We estimate, however, that an ultimate net recovery remains reasonably foreseeable, which could be in the millions of dollars.
The Netherlands. IEBV is currently involved in pending litigation in the Netherlands, both as a sole complainant and a co-complainant and counterparty, with Stichting de Thuiskopie (“Thuiskopie”) and the government of the Netherlands (“Dutch State”) concerning disputed levies on optical media based on both improper levies on commercial channel sales and excessive rates due to the exclusion of computer and smartphone and illegal copying. The Dutch State has reduced the levy rates based on the exclusion theory but has as yet refused to apply the reduced rates retroactively for rebate purposes. Specifically, IEBV is (A) the sole Complainant in the action pending versus Thuiskopie and the Dutch State, originally identified as C/09/489719/HA ZA 15-659 of the District Court of The Hague (the “IE Case”), and (B) a co-complainant in the case brought by the association of vendors of similar products, originally identified as C/09/438914/HA ZA 13-264 (the “FIAR Case”). In the IE Case, there has been an interlocutory ruling by the Dutch Supreme Court in IEBV’s favor; however, several important issues and procedural steps remain. We estimate that eventual net recoveries could range between $5 million and $10 million, although it is also possible that there will be no material recoveries. IEBV is only a small part, approximately 15%, of the plaintiff group in the FIAR Case; however, the total amount sought by the plaintiffs therein may be as much as $100 million.
Germany. During the first quarter of 2015, GlassBridge reversed $2.8 million accrual for German copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society. The reversal was recorded as a reduction of cost of sales. As of April 2, 2018, IEBV and its German subsidiary are in the process of finalizing an agreed settlement with the German collecting society that would result in mutual releases with no payments owed to either party.
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

Indemnification Obligations
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of December 31, 2017 and 2016, estimated liability amounts associated with such indemnifications were not material.
Environmental Matters
Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of December 31, 2017. Compliance with environmental regulations has not had a material adverse effect on our financial results.
Operating Leases
We incur rent expense under operating leases, which primarily relate to office space. Most long-term leases include one or more options to renew at the then fair rental value for a period of approximately one to three years. The following table sets forth the components of net rent expense for the years ended December 31:

	2017	2016
	(In millions)
Minimum lease payments	$1.2	$3.6
Contingent rentals	—	(2.0)
Total rental expense, net	$1.2	$1.6
The following table sets forth the minimum rental payments under operating leases with non-cancellable terms in excess of one year as of December 31, 2017. The Company kept a small team and its headquarters in Minnesota starting in 2016, and those lease costs are included below.

	2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Minimum lease payments	$0.7	$0.4	$0.2	$0.1	$0.1	$0.1	$1.6
Contingencies
On October 14, 2015, the Company acquired 100% of the stock of CDI for a total purchase price of $6.7 million. The purchase price included future contingent consideration totaling up to $5 million (considered to have an estimated fair value of $0.8 million at the time of acquisition). We used the real option valuation technique for calculating the estimated fair value of contingent consideration with a 15% discount rate. The contingent consideration arrangement included the potential for three separate payments of cash and unregistered shares of GlassBridge common stock to the extent that certain defined revenue targets were achieved for the three consecutive six-month periods commencing January 1, 2016. The period of measurement for the third and final payment was January 1, 2017 to June 30, 2017, and the revenue target was not met for this or any other period. Accordingly, we have not made any contingent purchase price payments for CDI as of December 31, 2017. The Company reversed the remaining accruals for $0.3 million and the 57,482 shares for issuance. Upon the acquisition of CDI, we integrated CDI with the Nexsan Business, both operationally and with respect to its management team. In addition, the Company contributed all of the issued and outstanding stock of CDI to Nexsan prior to the consummation of the NXSN Transaction which closed on January 23, 2017. See Note 14 - Segment Information for more information.
Threatened Litigation
As noted above, following the NXSN Transaction, in the first quarter of 2017, Nexsan sold $1.2 million of its accounts receivable to individuals introduced by or affiliated with Spear Point for a discounted purchase price of

$1.1 million, subject to a right to repurchase within five months of the original sale at the original sales price plus 2% interest per month. The accounts receivable sale was recorded as a sale of financial assets under ASC 860. After exercising the remedies referred to above pursuant to the NXSN Default Notice and the NXSN Exercise Notice, we were made aware that the proceeds of the sold accounts receivable may have been either paid to Nexsan or cancelled or replaced by the account debtors. As of March 16, 2018, there are outstanding demands made by two of the accounts receivable purchasers for Nexsan to repurchase the accounts receivable purchased by them, in an amount of approximately $500,000. Given that we have determined that the relevant receivables no longer exist, we have rejected the demand. The ultimate outcomes of any disputes between the Company and the accounts receivable purchasers remain too speculative to estimate.
Note 16 - Related Party Transactions
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
Mr. Kasoff also serves as president of Realization Services, Inc. (“RSI”), a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI had performed consulting services for the Company for the period from August 8, 2015 up to March 30, 2016, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. On July 15, 2016, the Company entered into a consulting agreement with RSI to perform consulting services from July 18, 2016 through August 14, 2016 with an option for a three week extended term. Under the consulting agreement, RSI could receive consulting fees of up to $125,000 per week during the initial term. Consulting fees for the extended term, if elected by the Company, could not exceed $500,000. RSI received consulting fees of $2.4 million for the year ended December 31, 2016. The fees are recorded in restructuring and other charges.
In connection with the CMC settlement, RSI received consulting fees of $0.6 million for the year ended December 31, 2017. These fees are recorded in restructuring and other charges. See Note 15 - Litigation, Commitments and Contingencies for additional information.
On October 14, 2015, the Company acquired substantially all of the equity of CDI for approximately $6.7 million in cash, shares of the Company's common stock and repayment of debt. Geoff Barrall is the founder and, at the time of acquisition, was also the Chief Executive Officer of CDI. Mr. Barrall was a member of the GlassBridge Board at the time of the acquisition. In consideration for his CDI common shares and options to purchase CDI common shares, Mr. Barrall received approximately $184,000 at the time of the acquisition and he will be eligible to receive up to an additional $260,000 to the extent certain CDI revenue targets are achieved for the 3 consecutive six-month periods commencing January 1, 2016. As of December 31, 2017, none of the revenue targets were met and no such additional payments had been made to Mr. Barrall.
In January 2016, the Board approved investing up to 25% of the Company’s cash in investment funds with the focus on producing attractive risk-adjusted rates of return while maintaining liquidity. On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in Clinton Lighthouse. Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. Clinton Lighthouse is managed by Clinton. Pursuant to the arrangement, Clinton agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to incentive compensation in the form of the Company’s common stock at a value of $10.00 per share (as adjusted to reflect the Reverse Stock Split). The closing price of the Company’s common stock on February 8, 2016 was $6.50 (as adjusted to reflect the Reverse Stock Split). The Board, in conjunction with management, reviewed various funds and voted to approve this investment, with Mr. De Perio abstaining from the vote and recusing himself from all related discussions and deliberations. Mr. De Perio is the Chairman of the Board and a Senior Portfolio Manager at Clinton. On March 17, 2016, the Board approved the elimination of the 25% limitation on the amount of the Company’s excess cash that may be invested, such that the Company may invest up to $35 million of its excess cash in Clinton Lighthouse. On April 29, 2016, the Company and Clinton entered into an amended and restated letter agreement in order to adjust the price at which the Company’s stock would be valued for purposes of paying the incentive fee thereunder from $10.00 to $18.00 (as adjusted to reflect Reverse Stock Split) beginning May 1, 2016, subject to adjustment based on the volume weighted average price of the Company’s common stock. As of December 31, 2016, the Company paid Clinton $0.5 million associated with the performance fees earned in 2016.
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
As of December 31, 2017, the short term investment balance in Clinton Lighthouse was $0.4 million compared to $19.5 million as of December 31, 2016. The decrease of $19.1 million mainly relates to $18.7 million of redemptions and approximately $0.4 million of losses for the year ended December 31, 2017. We recorded losses of approximately $4.5 million for the year ended December 31, 2016 related to Clinton Lighthouse, which includes $0.5 million of performance fees. Income or loss including unrealized gains and losses is recorded as a component of "Other income (expense), net" in our Consolidated Statements of Operations. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.
Mr. Strauss serves as our Chief Operating Officer pursuant to the terms of a Services Agreement we entered into with Clinton on March 2, 2017 (the “Services Agreement”). The Services Agreement provides that Clinton will make available one of its employees to serve as Chief Operating Officer of the Company, and any subsidiary of the Company we may designate from time to time, as well as provide to GBAM, our investment adviser subsidiary, certain additional services. Pursuant to the terms of the Services Agreement, we may request that Clinton designate a mutually agreeable replacement employee to serve as Chief Operating Officer or terminate Clinton’s provision of an employee to us for such role. Under the Services Agreement, we have agreed to pay Clinton $125,000 for an initial term concluding on May 31, 2017, which term will automatically renew unless terminated for successive three-month terms at a rate of $125,000 per renewal term. If the Services Agreement is terminated prior to the conclusion of a term, we will be reimbursed for the portion of the prepaid fee attributable to the unused portion of such term. Clinton will continue to pay Mr. Strauss’s compensation and benefits and we have agreed to pay or reimburse Mr. Strauss for his reasonable expenses. Pursuant to the terms of the Services Agreement, we have also agreed to indemnify Mr. Strauss, Clinton, any substitute Chief Operating Officer and certain of their affiliates for certain losses. As of December 31, 2017, the Company paid Clinton $500,000 under this Services Agreement, of which $416,668 is recorded within “Selling, general and administrative” in our Consolidated Statements of Operations.

Note 17 - Subsequent Events
None.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, our Interim Chief Executive Officer and Chief Financial Officer, Danny Zheng has concluded that the disclosure controls and procedures were effective.
Changes in Internal Controls. During the quarter ended December 31, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
GlassBridge management assessed the effectiveness of GlassBridge’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework version 2013. Based on our assessment, we concluded that, as of December 31, 2017, GlassBridge’s internal control over financial reporting was effective, based on those criteria.

Item 9B. Other Information.
None.

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
We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller, or persons performing similar functions and all our other employees. Our code of ethics is part of our broader Business Conduct Policy, which is posted on our website. The Internet address for our website is http://www.glassbridge.com and the Business Conduct Policy may be found on the “Corporate Governance” web page, which can be accessed from the “Investor Relations” page, which can be accessed from the main web page. If we make any amendments to our code of ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2017, including the 2011 Stock Incentive Plan, 2008 Stock Incentive Plan, the 2005 Stock Incentive Plan and the 2000 Stock Incentive Plan. As of December 31, 2017, options and restricted stock had been granted under the 2000 Stock Incentive Plan, 2005 Stock Incentive Plan and 2008 Stock Incentive Plan, and options, restricted stock, restricted stock units and stock appreciation rights had been granted under the 2011 Stock Incentive Plan. Our shareholders have approved all of the compensation plans listed below.

Equity Compensation Plans Approved by Shareholders	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
2011 Stock Incentive Plan	79,134	(1)	$45.20	120,990
2008 Stock Incentive Plan	100,268		$99.95	—	(2)
2005 Stock Incentive Plan	10,064		$245.37	—	(2)
Total	189,466		$77.51	120,990
(1) This number does not include restricted stock of 213,982 shares under our 2011 Stock Incentive Plan
(2) No additional awards may be granted under our 2008 Stock Incentive Plan, 2005 Stock Incentive Plan, 2000 Stock Incentive Plan or 1996 Directors Stock Compensation Program.

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
3. Exhibits
The following exhibits are filed as part of this report:

Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310).
3.2	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.5
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

10.1	Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.2*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.3*	Imation Corp. 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.4*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.5*
Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on May 9, 2005).

10.6*
Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8- K filed on February 13, 2006).

10.7*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.8*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.9*
Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.10*
Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11*
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

10.13*	Imation Corp. 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 16, 2005).
10.14*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.15*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.16*
Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.17*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.18*	Form of Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 16, 2005).
10.19*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.20*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.21*
Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.22*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
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

10.25*
Form of 2005 Stock Incentive Plan Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.26*	Form of 2005 Stock Incentive Plan Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.27*
Form of 2005 Stock Incentive Plan Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.28*
Form of 2005 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 12, 2008).

10.29*
Form of 2005 Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.30*	Form of 2005 Stock Incentive Plan Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.31*
Form of 2005 Stock Incentive Plan Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.32*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.33*
Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 12, 2008).

10.34*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.35*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.36*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.37*
Form of 2008 Stock Incentive Plan Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.38*
Form of 2008 Stock Incentive Plan Stock Option Agreement for Executive Officers (3 yr vest) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.39*
Form of 2008 Stock Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.40*
Imation Corp. 2011 Stock Incentive Plan, as amended and restated (2013) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-188429, filed on May 8, 2013).

10.41*
Form of 2011 Stock Incentive Plan Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.42*
Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.43*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed on November 25, 2014).

10.44*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.45*
Form of 2011 Stock Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.46*
Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on November 25, 2014).

10.47*
Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K Current Report filed on November 25, 2014).

10.48*
Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.49*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on November 25, 2014).

10.50*
Form of 2011 Stock Incentive Plan, Performance-Based Cash Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed June 16, 2014).

10.51*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed on January 15, 2015).

10.52*
Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.53*
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

10.56*
Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 25, 2014).

10.57*
Imation Corp. Director Compensation Program, effective May 4, 2005 (as amended effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.58*	Form of Restricted Stock Unit Award Agreement for Directors (incorporated by Reference to the Company's Current Report on Form 8-K, filed on November 19, 2015).
10.59*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310).
10.60*	Description of 2013 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on February 13, 2013).
10.61*	Description of 2014 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on March 14, 2014).
10.62*	Description of 2015 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on February 13, 2015).
10.63*	Employment Agreement dated October 14, 2015, between the Company and Robert. B. Fernander (incorporated by reference to the Company's Current Report on Form 8-K, filed on October 20, 2015).
10.64*
Renewal, Extension and Amendment of Employment Agreement, dated as of October 14, 2016, by and between the Company and Robert B. Fernander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 19, 2016).

10.65*
Second Amendment to Employment Agreement, dated as of November 22, 2016, by and between the Company and Robert B. Fernander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.66*
Employment Agreement, dated as of November 22, 2016, by and among Nexsan Corporation, Robert B. Fernander and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.67*
Escrow Agreement, dated as of January 31, 2017, by and among Nexsan Corporation, Robert B. Fernander, the Company and Clint Parsley, as escrow agent (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.68*
Severance Agreement, dated as of March 7, 2017, by and among Nexsan Corporation, Robert B. Fernander and the Company (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.69*
Employment Agreement, entered into effective as of April 26, 2016, by and between the Company and Danny Zheng (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 29, 2016).

10.70*
Amendment No. 1 to Employment Agreement, dated as of February 2, 2017, by and between the Company and Danny Zheng (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.71
Amended and Restated Letter Agreement, dated April 29, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q/A for the quarter ended March 31, 2016).

10.72
Stock Purchase Agreement, dated as of November 22, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.73
Amendment No. 1 to Stock Purchase Agreement, dated as of December 12, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2016).

10.74
Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.75
Amendment No. 1 to Subscription Agreement, dated as of January 9, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on January 10, 2017).

10.76
Senior Secured Convertible Note, dated as of January 23, 2017, payable by NXSN Acquisition Corp. to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).

10.77
Guaranty and Security Agreement, dated as of January 23, 2017, by and among the Company, NXSN Acquisition Corp., Nexsan Corporation and the other grantors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).

10.78
Capacity and Services Agreement, dated as of February 2, 2017, by and among Clinton Group, Inc., the Company and GlassBridge Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.79
Registration Rights Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.80
Letter Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.81*
Services Agreement, dated as of March 2, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.96 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.82
Settlement Agreement, dated as of September 15, 2017, by and among the Company, CMC Magnetics Corporation, Imation Corporation Japan and Imation Europe B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 18, 2017).

10.83
Promissory Note, dated September 15, 2017, issued by Imation Corporation Japan to CMC Magnetics Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).

10.84
Guarantee, dated as of September 15, 2017, made by the Company in favor of CMC Magnetics Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).

10.85
Settlement Agreement, dated as of September 28, 2017, by and among the Company, IOENGINE, LLC and Scott McNulty (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).

10.86
Secured Promissory Note, dated September 28, 2017, issued by the Company to IOENGINE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).

10.87
Pledge Agreement, dated September 28, 2017, by and between the Company and IOENGINE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).

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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GlassBridge Enterprises, Inc.

By:	/s/ Danny Zheng
Danny Zheng
Interim Chief Executive Officer and Chief Financial Officer
Date: April 2, 2018

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

Signature	Title	Date

/s/ Joseph De Perio	Chairman (Principal Executive Officer)	April 2, 2018
Joseph De Perio

/s/ Danny Zheng	Interim Chief Executive Officer and Chief Financial Officer(Principal Financial and Accounting Officer)	April 2, 2018
Danny Zheng

/s/ Robert Searing	Director	April 2, 2018
Robert Searing

/s/ Alex Spiro	Director	April 2, 2018
Alex Spiro

/s/ Robert G. Torricelli	Director	April 2, 2018
Robert G. Torricelli