Form 10-K/A
period 2017-12-31
GlassBridge Enterprises, Inc.
filed 2018-04-30
CIK 1014111

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $3.96 as reported on the New York Stock Exchange on June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) was $13.3 million.

The number of shares outstanding of the registrant’s common stock on April 26, 2018 was 5,131,540.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

GlassBridge Enterprises, Inc. (“GlassBridge”) is filing this Amendment No. 1 to Annual Report on Form 10-K (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File Number 001-14310) (the “Form 10-K”) as filed by GlassBridge with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2018. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for GlassBridge’s 2018 Annual Meeting of Stockholders. This Amendment hereby amends the cover page and Parts III and IV of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by GlassBridge’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment does not modify or update the other disclosures presented in the Form 10-K. Except as expressly provided herein, this Amendment does not reflect events occurring after the filing of the original Form 10-K (i.e., those events occurring after April 2, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and GlassBridge’s other filings with the SEC.

1

GLASSBRIDGE ENTERPRISES, INC.

2017 ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)

BASIS OF PRESENTATION

As used in this document, the terms “GlassBridge”, “the Company”, “we”, “us”, and “our” mean GlassBridge Enterprises, Inc. and its subsidiaries and consolidated entities unless the context indicates otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Our Board of Directors is currently composed of four directors divided into two classes. Two Class III director seats with terms ending in 2020 are currently vacant. The members of each class are generally elected to serve three-year terms with the term of office of each class ending in successive years.

Class I Directors Continuing in Office Until the 2018 Annual General Meeting

Joseph A. De Perio

Joseph A. De Perio, age 39, is our Chairman and principal executive officer. Mr. De Perio joined our Board on May 20, 2015. On March 22, 2017, the Board appointed Joseph De Perio to serve as its Chairman and as the Company’s principal executive officer, effective on the same day. Previously, Mr. De Perio served as the Board’s Non-Executive Chairman. Mr. De Perio has served as a Senior Portfolio Manager of Clinton Group, a registered investment adviser, since October 2010; he also served in a similar capacity from 2006 until December 2007. From December 2007 until October 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C., a global investment management firm. Mr. De Perio was a Private Equity Associate at Trimaran Capital Partners, a private investment firm, from 2004 until 2006 and an analyst and associate in the mergers and acquisitions department at CIBC Oppenheimer, a national investment boutique, from 2000 until 2004. Mr. De Perio also served on the board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio also served on the board of directors of EveryWare Global, Inc., a provider of tabletop and food preparation products for the consumer and foodservice markets, from May 2013 until April 2015 when the company filed for protection under Chapter 11 of the United States Bankruptcy Code pursuant to a pre-packaged plan of reorganization. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.

Mr. De Perio brings to our Board his over 15 years’ experience in corporate finance, including over 10 years as an investment analyst and portfolio manager in private equity and public equity, and his experience as a director of public companies..

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

Class II Directors Continuing in Office Until the 2019 Annual General Meeting

Robert Searing

Robert Searing, age 69, joined our Board on August 26, 2015. Mr. Searing has been the Chief Operating Officer and the Chief Financial Officer of BH Asset Management, LLC, a Registered Investment Advisory firm, since January 2010. From 2003 to 2009, he was the Chief Operating Officer of Schottenfeld Group, LLC, an investment advisory and broker dealer firm. Mr. Searing is also a Certified Public Accountant.

Mr. Searing brings to our Board his experience as a financial leader with significant depth and breadth of knowledge in dealing with complex financial and accounting matters as well as broad managerial expertise.

Alex Spiro	Alex Spiro, age 35, joined our Board on August 26, 2015. Mr. Spiro has been a partner at Quinn Emanuel Urquhart & Sullivan LLP since October 2017. Prior to that, Mr. Spiro had been an attorney at Brafman and Associates in New York City since July 2013. In that position, Mr. Spiro has handled an array of complex litigation and investigations. Prior to his joining Brafman and Associates, from September 2008 to July 2013, Mr. Spiro worked as a Manhattan prosecutor. Mr. Spiro formerly was the director of an autism children’s program at McLean Hospital, Harvard’s psychiatric hospital. Mr. Spiro is a graduate of the Harvard Law School where he remains on the adjunct faculty. He has lectured and written on a variety of subjects related to psychology and the law.

Mr. Spiro brings to our Board his significant analytical and overall business leadership skills.

OUR EXECUTIVE OFFICERS

The following table provides information regarding our executive officers as of April 30, 2018.

Officer	Age	Position
Joseph A. De Perio	39	Chairman and principal executive officer
Danny Zheng	48	Interim Chief Executive Officer and Chief Financial Officer
Daniel A. Strauss	33	Chief Operating Officer

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

Daniel A. Strauss, age 33, is our Chief Operating Officer. Mr. Strauss has been a Portfolio Manager at Clinton Relationship Opportunity Master Fund, L.P. (“Clinton”) since 2010. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity through which he has developed a deep understanding of corporate finance and strategic planning activities. At Clinton, Mr. Strauss is responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss is responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co. as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC) from August 2011 until December 2015 and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School of Business at New York University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers to file reports of ownership and changes in ownership of our common stock with the SEC. We are required to identify any of those individuals who did not file such reports on a timely basis. We believe that during 2017 all of our directors and executive officers complied with their Section 16(a) filing requirements, except for a late Form 4 filed on August 7, 2017 on behalf of Tavis. J. Morello reporting the acquisition of common stock on May 22, 2017.

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

Summary Compensation Table for 2017

The table below shows compensation for the last two fiscal years for our named executive officers for 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Danny Zheng Interim Chief Executive Officer and Chief Financial Officer	2017	303,750	0	316,360	0	181,625	906	7,174	809,805
	2016	265,469	240,000	0	0	149,625	918	60,613	716,625
Tavis J. Morello Former General Counsel and Corporate Secretary	2017	257,346	0	152,950	0	89,422	0	0	576,193
	2016	70,769	0	53,000	0	20,795	0	0	144,564
Daniel Strauss Chief Operating Officer(6)	2017	0	0	0	0	0	0	0	0
Robert B. Fernander Former Interim Chief Executive Officer(7)	2017	159,017	0	0	0	0	0`	301,523	460,540
	2016	602,308	0	0	0	0	0	7,998	610,306

(1)	In accordance with Finance Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), we chose the grant date fair value of the restricted stock as equivalent to the closing stock price on the date of grant. The stock awards for 2017 include the 2017 performance-based portion of the restricted stock award, which represents 50% of the grant total vesting 1/3 per year if the metrics are met, and time-based portion, which represents the remaining 50% of the grant total vesting 1/3 per year.

(2)	The amounts shown for are for the portion of the 2017 Annual Bonus Plan earned by Messrs. Zheng and Morello and the cash portions of the 2014 performance cash awards earned in 2017 for Mr. Zheng.

(3)	The amounts in this column represent changes in pension value. The 2017 present value of our pension plans was calculated using the assumptions described in “Compensation Under Retirement Plans.”

(4)	The items for 2017 that make up the amounts in this column are described in the “Supplemental All Other Compensation Table for 2017” below.

(5)	Mr. Morello resigned from employment with the Company on January 27, 2018.

(6)	Mr. Strauss serves as our Chief Operating Officer pursuant to the terms of a Services Agreement we entered into with Clinton on March 2, 2017. Please see Item 13, “Certain Relationships and Related Transactions and Director Independence.- Related Person Transactions.”

(7)	Mr. Fernander resigned as the director and Interim Chief Executive Officer on February 2, 2017.

Supplemental All Other Compensation Table for 2017

	Perks and Other Personal Benefits ($)(1)	Registrant Contributions to 401(k) and Non-Qualified Pension Plans ($)	Severance Payment ($)
Danny Zheng	7,174	0	0
Daniel A. Strauss	0	0	0
Tavis J. Morello	0	0	0
Robert B. Fernander	1,523	0	300,000	(2)

(1)	These amounts represent the perquisite allowance for the named executive officers. The amount for Mr. Zheng represents payments, taxable relocation allowance and cell phone allowances. The amount for Mr. Fernander represent his business and cell phone allowances and the imputed cost of benefits.

(2)	Mr. Fernander received a severance payment of $300,000 pursuant to his employment contract.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the total outstanding equity awards as of December 31, 2017 for each of the named executive officers in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Danny Zheng	335	(2)	—	57.90	05/01/2022
	395	(2)	—	96.50	05/03/2021
	162	(2)	—	106.10	05/04/2020
	106	(2)	—	101.90	05/05/2019
						45,000	(3)	41,850
Tavis Morello						6,667	(3)	6,200
						35,000		32,550
David Strauss (no awards)
Robert B. Fernander						0	(4)	0

(1)	The market value is based on the closing price of our common stock on the OTCQX on December 29, 2017 (the last business day of the year) of $0.93 (as adjusted for the Company’s 1:10 reverse stock split effected on February 21, 2017 (the “Reverse Stock Split”)).

(2)	These options have been adjusted to reflect the Reverse Stock Split.

(3)	Adjusted to reflect the Reverse Stock Split. The vesting schedule for shares that have not vested is as follows:

	Number of Shares that Have Not Vested	Vesting in 2019	Vesting in 2020	Vesting in 2021
Danny Zheng	45,000	15,000	15,000	15,000
Tavis Morello	6,667	3,333	3,334
	35,000	11,666	11,667	11,667

(4)	Mr. Fernander’s equity awards were forfeited in connection with his termination.

Compensation Under Retirement Plans

Name	Plan Name	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefit(2) ($)	Payments During Last Fiscal Year ($)
Danny Zheng	Pension Plan	2	23,831	0
	Non-Qualified Pension Plan	9	1,063	0

(1)	The credited service reported in this table does not impact the amount of benefits owed to the named executive under the Non-Qualified Pension Plan (because benefits under that plan are not calculated based on credited service) but it does show the vesting service the named executive has earned under the Pension Plan.

(2)	The present value was calculated using the following assumptions: a discount rate of 3.5%; an interest crediting rate of 2.5%; the years to age 65 for the named executive officer as follows: 16.8333. Benefits under the Non-Qualified Pension Plan are based on performance-based discretionary contributions made on or after December 31, 2011 under the 401(k) Plan that they did not receive under the 401(k) Plan because of the compensation limit under section 401(a)(17) of the Internal Revenue Code, as amended (the “Code”).

Compensation Under Severance Plans

Name	Base Salary ($)(1)	Accrued Unused PTO ($)	Annual Bonus ($)(2)	Total ($)
Danny Zheng	157,500	34,854	161,327	353,682
Tavis Morello	130,000	11,663	104,000	245,663
David Strauss	0	0	0	0
Robert B. Fernander	0	0	0	0

(1)	This amount represents the amount of salary due to the named executive officer upon termination not for cause or by executive for good reason per their individual employment agreements.

(2)	This amount represents the amount of accrued annual bonus that would be due to the named executive officer if terminated not for cause or by executive for good reason as of December 31, 2017.

In the past several years we made changes to our retirement plans to reduce our overall expenses and the risks associated with the volatility of defined benefit pension plan expenses and to more closely align our retirement benefit design with that of our peer companies.

Our Retirement Investment Plan (the “401(k) Plan”), a tax-qualified defined contribution pension plan under the Code, covers our eligible domestic employees. Eligible employees may enroll in the 401(k) Plan after joining GlassBridge and may contribute up to 60% of eligible earnings on a pre-tax basis, up to a maximum amount determined each year by the IRS. In 2017, the IRS limit was $18,000, plus an additional $6,000 for employees who have attained age 50.

Under the 401(k) Plan, the “safe harbor” matching contribution formula is 100% of the employee’s contributions up to 5% of the employee’s eligible earnings. The maximum matching contribution per employee for 2016 was $13,250; no matching contributions were made in the fiscal year ending December 31, 2017. Matching contributions deposited in the 401(k) Plan’s trust by December 31, 2014 were made in the form of the Company’s stock (which the participant may elect to immediately transfer to other investment funds available under the 401(k) Plan) and are immediately vested. All matching contributions deposited in the 401(k) Plan’s trust after December 31, 2014 are made in cash. The 401(k) Plan also allows GlassBridge to make an annual performance-based discretionary contribution on behalf of eligible employees. For 2017, management and the Committee decided that due to the state of flux of GlassBridge, a performance based element would not be put in place for 2017.

Our Cash Balance Pension Plan, a tax-qualified defined benefit pension plan under the Code (the “Pension Plan”), was “frozen” as to new participants effective December 31, 2009; this means no employees hired or rehired after December 31, 2009 are eligible to participate in the Pension Plan. In addition, the Pension Plan was later amended to “freeze” the benefits of participants in the Pension Plan effective December 31, 2010. This means no participants in the Pension Plan will receive credit for new benefit accruals (referred to as “pay credits” under the Pension Plan) after December 31, 2010; their accrued benefits as December 31, 2010 will continue to receive annual interest credits (equal to the average yield on 30-year U.S. Treasury Bonds for November of the previous year) until they receive a distribution. For the 2017 Pension Plan year, the interest-crediting rate was 3.03%. Effective December 31, 2010, we also “froze” the additional benefits that had been provided each year under our Pension Plan to certain eligible former 3M Company employees who had accrued additional benefits in our Pension Plan since our spin-off in 1996.

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

The Code and IRS rules impose certain limitations on the amount of benefits that may be provided under tax qualified retirement plans, such as our 401(k) Plan and Pension Plan. These limits, among other things, cap the amount of compensation that may be considered under the 401(k) Plan and Pension Plan (this limit under section 401(a)(17) of the Code was $270,000 in 2017). Our Non-Qualified Pension Plan provides retirement benefits for certain eligible employees affected by these limits. An eligible participant in the Non-Qualified Pension Plan receives a benefit upon termination of employment that makes up for benefits the employee did not receive (1) under the Pension Plan because of limits on Pension Plan benefits imposed by section 415 of the Internal Revenue Code and the compensation limit under section 401(a)(17) of the Code and (2) under the 401(k) Plan for performance-based discretionary contributions made on and after December 31, 2011 because of the compensation limit under section 401(a)(17) of the Code. Like the Pension Plan, the Non-Qualified Pension Plan was “frozen” as to new participants effective December 31, 2009, except for certain newly hired (or rehired) employees who are named as participants in the Non-Qualified Pension Plan on or after December 31, 2011 for purposes of receiving a benefit based on the performance-based discretionary contribution portion of the formula. Benefits under the Pension Plan and Non-Qualified Pension Plan are vested after three years of service with the Company.

COMPENSATION OF DIRECTORS

Director Compensation for Fiscal Year 2017

The table below shows compensation for the last fiscal year for our directors in 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Joseph A. De Perio(3)	107,143	41,668	23,334	172,145
Barry L. Kasoff(4)	12,500	0	0	12,500
Tracy McKibben	66,985	25,001	0	91,986
Donald H. Putnam	55,106	25,001	23,334	103,441
Robert Searing	82,143	25,001	0	107,144
Alex Spiro	60,000	25,001	23,334	108,335
Robert Torricelli	29,384	25,001	0	54,385

(1)	On August 28, 2017, Messrs. Putnam, Searing, Spiro, Putnam and Torricelli and Ms. McKibben were each awarded 5,556 shares of restricted stock settled in cash upon joining the Board for which the grant date fair value was $12,501. On November 30, 2017, Messrs. Putnam, Searing, Spiro, Putnam and Torricelli and Ms. McKibben were awarded 9,259 shares of restricted stock for which the grant date fair value was $12,500. On August 28, 2017, Mr. De Perio was awarded 9,260 shares of restricted stock for which the grant date fair value was $20,835. On November 30, 2017, Mr. De Perio was awarded 15,432 shares of restricted stock shares for which the grant date fair value was $20,833. The aggregate number of outstanding stock awards held by each director as of the last day of the fiscal year 2017 was the number of the shares awarded to such director in 2017.

(2)	This amount reflects payment made to Messrs. De Perio, Putnam and Spiro in stock and cash as consideration for serving on the board of directors of GBAM. On August 28, 2017, Messrs. De Perio, Putnam and Spiro were each awarded 2,222 shares of restricted stock for which the grant date fair value was $5,000. On November 30, 2017, Messrs. De Perio, Putnam and Spiro were each awarded 3,704 shares of restricted stock for which the grant date fair value was $5,000.

(3)	Mr. De Perio was appointed to serve as the Company’s principal executive officer effective March 22, 2017. However, Mr. De Perio did not receive additional compensation other than as reported in this table.

(4)	Mr. Kasoff resigned from the Board on February 2, 2017.

Non-employee directors receive the following compensation for service on our Board:

•	Annual Retainer: $50,000

•	Committee Chairman Fee:

•	$10,000 per year for serving as chair of the Nominating and Governance Committee

•	$15,000 per year for serving as chair of the Compensation Committee

•	$25,000 per year for serving as chair of the Audit and Finance Committee

•	Non-Executive Chairman Fee: $50,000 (in addition to the Annual Retainer received by all Directors, for a total of $100,000)

•	Equity Grants: Directors receive an initial equity grant of restricted stock on the date a person becomes a director and an additional annual equity grant of restricted stock on the date of the annual meeting of stockholders each year. The annual equity grant is a dollar value of $75,000 in restricted stock, valued under a modified Black-Scholes model. The Chairman receives an additional $50,000 in restricted stock. The restricted stock vests in one year but may accelerate under certain circumstances such as death, disability, retirement and change of control of GlassBridge, as defined under the 2005 Director Program, as amended. In order to alleviate dilution to stockholders, in August 2017 the Board approved the settlement of 1/3 of the 2018 equity grant in cash, paid quarterly. Directors joining during the year receive a prorated annual equity grant. The initial equity grant for a director or Chairperson who is first elected at a time other than the annual meeting of stockholders is prorated based on the dollar value of the equity grant to directors or the Chairman at the time of the preceding annual meeting of stockholders.

•	Continuing Education Program Reimbursement: We encourage our directors to attend continuing education programs for directors and reimburse any director who chooses to attend such programs for the cost of attending the program, including travel and lodging, at the maximum rate of one program per year.

•	Travel Reimbursement: We reimburse directors for travel costs of attending Board meetings, other meetings with management and interviews of Board candidates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below shows the number of shares of our outstanding common stock as of April 26, 2018 held by each person that we know owns beneficially (as defined by the SEC for proxy statement purposes) more than 5% of any class of our voting stock. The beneficial ownership percentages listed below are based on 5,131,540 shares of common stock outstanding as of April 26, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
George Hall	1,466,170	(1)	28.57%
510 Madison Avenue, 9th Floor New York, NY 10022
Ariel Investments, LLC	988,549	(2)	19.26%
200 East Randolph Street, Suite 2900 Chicago, IL 60601
Wells Fargo Capital Management Incorporated	543,388	(3)	10.59%
420 Montgomery Street San Francisco, CA 94104
Footprints Asset Management & Research, Inc.	304,538	(4)	5.93%
11422 Miracle Hills Drive, Suite 208 Omaha, NE 68154

(1)	Information reported is based on a Schedule 13D/A filed with the SEC on March 30, 2017 by Clinton Group, Inc., George Hall and Joseph A. De Perio. Mr. Hall reported beneficial ownership of 1,494,894 shares of our common stock. Of such shares, Mr. Hall reported that he had sole voting power and sole dispositive power with respect to 1,296,529 and shared voting power and shared dispositive power with respect to 198,365 shares. A Form 4 was filed with the SEC on May 17, 2017 by George E. Hall and Clinton Group, Inc. reporting beneficial ownership of 1,466,170 shares of our common stock.

(2)	Information reported is based on a Schedule 13G/A filed with the SEC on February 13, 2018 by Ariel Investments, LLC (“Ariel”), an investment advisor, reporting beneficial ownership of 988,549 shares of our common stock. Of such shares, Ariel reported that it had sole voting power with respect to 795,561 shares and sole dispositive power with respect to 988,549 shares.

(3)	Information reported is based on a Schedule 13G/A filed with the SEC on January 29, 2018 by Wells Fargo & Company (“Wells Fargo”) on its own behalf and on behalf of its subsidiaries Wells Capital Management Incorporated (investment advisor) (“Wells Capital”), Wells Fargo Funds Management, LLC (investment advisor) (“Wells Fargo Funds”), Wells Fargo Clearing Services, LLC (broker dealer) and Wells Fargo Bank, National Association (bank). Wells Fargo reported beneficial ownership of 543,388 shares of our common stock, over which it has shared voting power with respect to 179,169 shares, shared dispositive power with respect to 543,388 shares and sole voting power and sole dispositive power with respect to 0 shares. Wells Capital beneficially owns 523,026 shares of our common stock, over which it has shared voting power with respect to 464,334 shares, shared dispositive power with respect to 523,026 shares and sole voting and sole dispositive power with respect to 0 shares. Wells Fargo Funds beneficially owns 305,221 shares of our common stock, over with it has shared voting power and shared dispositive power.

(4)	Information reported is based on a Schedule 13G filed with the SEC on March 9, 2018 by Footprints Asset Management & Research, Inc. (“Footprints”) reporting beneficial ownership of an aggregate of 304,538 shares of our common stock. Footprints reported that it had sole voting power and sole dispositive power with respect to all such shares.

SECURITY OWNERSHIP OF MANAGEMENT

The table below shows the number of shares of our common stock beneficially owned as of April 26, 2018 by each director, each nominated director, each officer named in the Summary Compensation Table in this Annual Report on Form 10-K and all directors and executive officers as a group. Except as otherwise indicated, the named person has sole voting and investment powers with respect to the shares held by that person, and the shares are not subject to any pledge. The beneficial ownership percentages listed below are based on 5,131,540 shares of common stock outstanding as of April 26, 2018.

  *
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Joseph A. De Perio	47,459		*
Robert B. Fernander	18,190	(1)
Tavis J. Morello	2,212	(2)	*
Robert Searing	5,000	(3)	*
Alex Spiro	19,161		*
Daniel A. Strauss	—		*
Robert G. Torricelli	28,724		*
Danny Zheng	14,563		*
All Directors and Executive Officers as a Group (8 Persons)	135,309		2.64%

* Indicates ownership of less than 1%.

(1)	Share ownership information for Mr. Fernander is based on his last Form 4 publicly filed on December 1, 2016.

(2)	Share ownership information for Mr. Morello is based on his last Form 4 publicly filed on November 2, 2017.

(3)	Includes 2,000 shares held by Mr. Searing’s wife.

Item 13. Certain Relationships and Related Transactions and Director Independence.

RELATED PERSON TRANSACTIONS

On August 17, 2015, the Board appointed Mr. Kasoff to serve as Interim President of the Company effective August 19, 2015. Effective October 14, 2015, in connection with the appointment of Mr. Fernander to the position of Interim Chief Executive Officer, the Board appointed Mr. Kasoff as Chief Restructuring Officer at the same level of compensation he received as Interim President. Effective November 25, 2015, the Board of Directors appointed Mr. Kasoff to also serve as the Company’s Interim Chief Financial Officer until April 26, 2016 when the Company appointed Mr. Zheng as the Chief Financial Officer. Effective September 8, 2016 Mr. Kasoff resigned as the Chief Restructuring Officer of the Company and on February 2, 2017 he also resigned from the Board of Directors.

Mr. Kasoff also serves as president of Realization Services, Inc. (“RSI”), a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. In connection with the settlement agreement entered into on September 18, 2017 with CMC Magnetic Corp. (“CMC”), a supplier of our Legacy Businesses, resolving all claims brought by CMC, RSI received consulting fees of $0.6 million for the year ended December 31, 2017. These fees are recorded in restructuring and other charges.

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

In January 2016, the Board approved investing up to 25% of the Company’s cash in investment funds with the focus on producing attractive risk-adjusted rates of return while maintaining liquidity. On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. Clinton Lighthouse is managed by Clinton. Pursuant to the arrangement, Clinton agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to incentive compensation in the form of the Company’s common stock at a value of $10.00 per share (as adjusted to reflect the 1:10 reverse split of our common stock, without any change in the par value per share, effected in February 2017 (the “Reverse Stock Split”)). The closing price of the Company’s common stock on February 8, 2016 was $6.50 (as adjusted to reflect the Reverse Stock Split). The Board, in conjunction with management, reviewed various funds and voted to approve this investment, with Mr. De Perio abstaining from the vote and recusing himself from all related discussions and deliberations. Mr. De Perio is the Chairman of the Board and a Senior Portfolio Manager at Clinton. On March 17, 2016, the Board approved the elimination of the 25% limitation on the amount of the Company’s excess cash that may be invested, such that the Company may invest up to $35 million of its excess cash in Clinton Lighthouse. On April 29, 2016, the Company and Clinton entered into an amended and restated letter agreement in order to adjust the price at which the Company’s stock would be valued for purposes of paying the incentive fee thereunder from $10.00 to $18.00 (as adjusted to reflect Reverse Stock Split) beginning May 1, 2016, subject to adjustment based on the volume weighted average price of the Company’s common stock. As of December 31, 2016, the Company paid Clinton $0.5 million associated with the performance fees earned in 2016.

On January 31, 2017, the Company held a special meeting of the stockholders of the Company at which the stockholders approved the issuance of up to 1,500,000 shares (the “Capacity Shares”) of the Company’s common stock (as adjusted to reflect the Reverse Stock Split), pursuant to the Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton, as amended by Amendment No. 1 to the Subscription Agreement, dated as of January 9, 2017 (as so amended, the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, on February 2, 2017 (the “Initial Closing Date”), the Company entered into a Capacity and Services Agreement (the “Capacity and Services Agreement”) with Clinton Group, Inc. and GlassBridge Asset Management, LLC (“GBAM”), which facilitated the launch of our asset management business. As consideration for the capacity and services Clinton has agreed to provide under the Capacity and Services Agreement and pursuant to the terms of the Subscription Agreement, the Company issued 1,250,000 shares of the Company’s common stock (as adjusted to reflect the Reverse Stock Split) to Madison Avenue Capital Holdings, Inc. (“Madison”), an affiliate of Clinton, on the Initial Closing Date. The closing price of the Company’s common stock on the Initial Closing Date was $8.10. The Company also entered into a Registration Rights Agreement with Madison on the Initial Closing Date, relating to the registration of the resale of the Capacity Shares as well as a letter agreement with Madison pursuant to which Madison has agreed to a three-year lockup with respect to any Capacity Shares issued to it. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.

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

DIRECTOR INDEPENDENCE AND DETERMINATION OF AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors concluded its review of the independence of our directors and nominees under the applicable rules of the OTCQX marketplace (“OTCQX”) in April 2018. The Board made this review to determine whether any of the relationships or transactions described below, if existing, were inconsistent with a determination that the director or nominee is independent. During this review, our Board reviewed:

•	whether there were any transactions or relationships between each director, nominee or any member of his or her immediate family and us and our subsidiaries and affiliates; and

•	whether there were any relationships between the directors or nominees and senior management and between directors or nominees and our independent registered public accounting firm.

None of the directors or nominees except Mr. De Perio had any material relationship with us that would interfere with their independence from management. Therefore, the Board affirmatively determined that all of the directors and nominees except Mr. De Perio are independent.

In April 2018, the Board also reviewed whether the Audit and Finance Committee had an audit committee financial expert as defined in the SEC rules and the OTCQX rules. The Board reviewed the skills and experience required under the rules and determined that Mr. Searing qualifies as an audit committee financial expert as defined under those rules.

MEETINGS OF THE BOARD AND BOARD COMMITTEES

Meetings of the Board

During 2017, the Board of Directors held a total of seven meetings, and the various standing committees of the Board met a total of twelve times. Each incumbent director attended at least 75% or more of the total meetings of the Board of Directors and the Board committees on which such director served.

Committees of the Board

The standing committees of the Board of Directors are the Audit and Finance Committee, Compensation Committee and Nominating and Governance Committee. Each of the Board committees has adopted a written charter which describes the functions and responsibilities of the committee. The charters for our Audit and Finance Committee, Compensation Committee and Nominating and Governance Committee are available on our website. The Internet address for our website is www.glassbridge.com. The charters are on our “Board Committees” page, which can be accessed from the “Corporate Governance” page, which can be accessed from the main web page. The Board also establishes ad hoc committees or subcommittees from time to time to review particular issues such as material merger and acquisition activity.

Audit and Finance Committee

Members:	Two non-employee directors:
Messrs. Searing (Chair) and Torricelli. Mr. Putnam served on the Audit and Finance Committee until his resignation from the Board of Directors in March 2018. During his term served, each of the current members of the Audit and Finance Committee has been an independent director as defined under the OTCQX rules and the rules of the SEC.

Number of meetings in 2017: Four

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

Compensation Committee

Members:	Two non-employee directors:
Messrs. Torricelli (Chair) and Spiro. Ms. McKibben served on the Compensation Committee until her resignation from the Board of Directors in March 2018. During his term of service, each of the current members of the Compensation Committee has been an independent director as defined under the OTCQX rules.

Number of meetings in 2017: Four

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

Nominating and Governance Committee

Members:	Two non-employee directors:
Mr. Spiro (Chair) and Mr. Searing. Mr. Putnam served on the Nominating and Governance Committee until his resignation from the Board of Directors in March 2018. During his term served, each of the current members of the Nominating and Governance Committee has been an independent director as defined under the OTCQX rules.

Number of meetings in 2017: Four

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

Item 14. Principal Accountant Fees and Services.

AUDIT AND OTHER FEES AND AUDIT AND FINANCE COMMITTEE PRE-APPROVAL POLICY

Audit and Other Fees

Below is a listing of the services provided by type and amount charged to us by our independent registered public accounting firms for fiscal years 2017 and 2016. On June 6, 2016, the Audit and Finance Committee engaged Marcum as our independent registered public accounting firm for the year ending December 31, 2016. Effective on May 10, 2016, PricewaterhouseCoopers LLP (“PwC”) declined to stand for re-election as our independent registered public accounting firm.

The reports of PwC on the Company’s consolidated financial statements as of and for the years ended December 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Company’s fiscal years ended December 31, 2015 and December 31, 2014 and through May 6, 2016, (i) there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in their reports on the Company’s financial statements for the such years and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The listing below reflects this change in our independent registered public accounting firm in fiscal year 2016.

	Fiscal Year 2017	Fiscal Year 2016(1)
Audit Fees:
GAAP and statutory audits	$302,552	$467,731
Audit-Related Fees:
Services related to business transactions	$0	$0
Employee benefit plan audits	$0	$12,250
Attest services and other	$0	$57,182
Total Audit-Related Fees	$302,552	$69,432
Tax Fees (tax preparation, advice and consulting)	$20,188	$58,839
All Other Fees:
Other Business Consulting Fees	$12,128	$202,935
Financial training materials	$0	$1,800

(1)	Fiscal Year 2016 includes Audit and Audit-Related fees to PwC totaling $221,325 and other fees totaling $204,735. Marcum Audit and Audit related fees for the fiscal year 2016 total $303,589 and $58,839 for Tax Fees. Employee benefit plan audits are provided by Grant Thornton LLP.

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

In fiscal year 2017 and 2016, all audit services, audit-related services, tax services and those items described above under all other fees were pre-approved by the Audit and Finance Committee or the Chairman.

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

3. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310).
3.2	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.5	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 on Imation's Current Report on Form 8-K, filed August 11, 2015).
4.1	Rights Agreement, dated as of August 7, 2015, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 on Imation's Current Report on Form 8-K, filed August 11, 2015).
10.1	Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.2*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.3*	Imation Corp. 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.4*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.5*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.6*	Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8- K filed on February 13, 2006).
10.7*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.8*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.9*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.10*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.11*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.12*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.13*	Imation Corp. 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 16, 2005).
10.14*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.15*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.16*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.17*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.18*	Form of Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 16, 2005).
10.19*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.20*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.21*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.22*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.23*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 16, 2005).
10.24*	Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.25*	Form of 2005 Stock Incentive Plan Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.26*	Form of 2005 Stock Incentive Plan Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.27*	Form of 2005 Stock Incentive Plan Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.28*	Form of 2005 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.29*	Form of 2005 Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.30*	Form of 2005 Stock Incentive Plan Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.31*	Form of 2005 Stock Incentive Plan Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.32*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.33*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.34*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.35*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.36*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on May 12, 2008).

10.37*	Form of 2008 Stock Incentive Plan Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.38*	Form of 2008 Stock Incentive Plan Stock Option Agreement for Executive Officers (3 yr vest) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.39*	Form of 2008 Stock Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.40*	Imation Corp. 2011 Stock Incentive Plan, as amended and restated (2013) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-188429, filed on May 8, 2013).
10.41*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.42*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.43*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.44*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.45*	Form of 2011 Stock Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.46*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.47*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K Current Report filed on November 25, 2014).
10.48*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
10.49*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.50*	Form of 2011 Stock Incentive Plan, Performance-Based Cash Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed June 16, 2014).
10.51*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed on January 15, 2015).
10.52*	Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
10.53*	Form of 2011 Stock Incentive Plan, Performance-Based Restricted Stock Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed June 16, 2014).
10.54*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.55*	Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.56*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.57*	Imation Corp. Director Compensation Program, effective May 4, 2005 (as amended effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.58*	Form of Restricted Stock Unit Award Agreement for Directors (incorporated by Reference to the Company's Current Report on Form 8-K, filed on November 19, 2015).

10.59*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310).
10.60*	Description of 2013 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on February 13, 2013).
10.61*	Description of 2014 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on March 14, 2014).
10.62*	Description of 2015 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on February 13, 2015).
10.63*	Employment Agreement dated October 14, 2015, between the Company and Robert. B. Fernander (incorporated by reference to the Company's Current Report on Form 8-K, filed on October 20, 2015).
10.64*	Renewal, Extension and Amendment of Employment Agreement, dated as of October 14, 2016, by and between the Company and Robert B. Fernander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 19, 2016).
10.65*	Second Amendment to Employment Agreement, dated as of November 22, 2016, by and between the Company and Robert B. Fernander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.66*	Employment Agreement, dated as of November 22, 2016, by and among Nexsan Corporation, Robert B. Fernander and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.67*	Escrow Agreement, dated as of January 31, 2017, by and among Nexsan Corporation, Robert B. Fernander, the Company and Clint Parsley, as escrow agent (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).
10.68*	Severance Agreement, dated as of March 7, 2017, by and among Nexsan Corporation, Robert B. Fernander and the Company (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).
10.69*	Employment Agreement, entered into effective as of April 26, 2016, by and between the Company and Danny Zheng (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 29, 2016).
10.70*	Amendment No. 1 to Employment Agreement, dated as of February 2, 2017, by and between the Company and Danny Zheng (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).
10.71	Amended and Restated Letter Agreement, dated April 29, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q/A for the quarter ended March 31, 2016).
10.72	Stock Purchase Agreement, dated as of November 22, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.73	Amendment No. 1 to Stock Purchase Agreement, dated as of December 12, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2016).
10.74	Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.75	Amendment No. 1 to Subscription Agreement, dated as of January 9, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on January 10, 2017).
10.76	Senior Secured Convertible Note, dated as of January 23, 2017, payable by NXSN Acquisition Corp. to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).
10.77	Guaranty and Security Agreement, dated as of January 23, 2017, by and among the Company, NXSN Acquisition Corp., Nexsan Corporation and the other grantors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).
10.78	Capacity and Services Agreement, dated as of February 2, 2017, by and among Clinton Group, Inc., the Company and GlassBridge Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.79	Registration Rights Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).
10.80	Letter Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).
10.81*	Services Agreement, dated as of March 2, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.96 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).
10.82	Settlement Agreement, dated as of September 15, 2017, by and among the Company, CMC Magnetics Corporation, Imation Corporation Japan and Imation Europe B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 18, 2017).
10.83	Promissory Note, dated September 15, 2017, issued by Imation Corporation Japan to CMC Magnetics Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).
10.84	Guarantee, dated as of September 15, 2017, made by the Company in favor of CMC Magnetics Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).
10.85	Settlement Agreement, dated as of September 28, 2017, by and among the Company, IOENGINE, LLC and Scott McNulty (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).
10.86	Secured Promissory Note, dated September 28, 2017, issued by the Company to IOENGINE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).
10.87	Pledge Agreement, dated September 28, 2017, by and between the Company and IOENGINE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).
16.1	Letter from PricewaterhouseCoopers LLP to the U.S. Securities and Exchange Commission, dated May 12, 2016 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2016).
21.1	Subsidiaries of GlassBridge Enterprises, Inc. (incorporated herein by reference to Exhibit 21.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2017, as filed with the SEC on April 2, 2018).
23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP) (incorporated herein by reference to Exhibit 22.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2017, as filed with the SEC on April 2, 2018).
24.1	Power of Attorney (incorporated herein by reference to Exhibit 24.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2017, as filed with the SEC on April 2, 2018).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2017, as filed with the SEC on April 2, 2018).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2017, as filed with the SEC on April 2, 2018).
31.3†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2017, as filed with the SEC on April 2, 2018).
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2017, as filed with the SEC on April 2, 2018).
101	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements (incorporated herein by reference to Exhibit 101 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2017, as filed with the SEC on April 2, 2018).

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

By:	/s/ Danny Zheng
Danny Zheng Interim Chief Executive Officer and Chief Financial Officer

Date: April 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman (Principal Executive Officer)	April 30, 2018
Joseph A. De Perio

/s/ Danny Zheng	Interim Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2018
Danny Zheng

*	Director	April 30, 2018
Robert Searing

*	Director	April 30, 2018
Alex Spiro

*	Director	April 30, 2018
Robert G. Torricelli

*By:	/s/ Danny Zheng
Danny Zheng Attorney-in-fact

