Form 10-Q
period 2018-03-31
GlassBridge Enterprises, Inc.
filed 2018-05-15
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,131,540 shares of Common Stock, par value $0.01 per share, were outstanding as of May 11, 2018.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net revenue	$9.4	$9.6
Cost of goods sold	4.5	5.2
Gross profit	4.9	4.4
Operating expenses:
Selling, general and administrative	5.2	8.9
Research and development	1.2	2.5
GBAM Fund expenses	0.1	—
Restructuring and other	—	0.5
Total operating expenses	6.5	11.9
Operating loss from continuing operations	(1.6)	(7.5)
Other income (expense):
Interest expense	(0.1)	—
Net gain (loss) from GBAM Fund activities	(0.1)	—
Other income (expense), net	0.6	0.1
Total other income (expense)	0.4	0.1
Loss from continuing operations before income taxes	(1.2)	(7.4)
Income tax benefit (provision)	(0.1)	0.1
Loss from continuing operations	(1.3)	(7.3)
Loss from discontinued operations, net of income taxes	(0.4)	(2.0)
Net loss including noncontrolling interest	(1.7)	(9.3)
Less: Net loss attributable to noncontrolling interest	—	(1.5)
Net loss attributable to GlassBridge Enterprises, Inc.	$(1.7)	$(7.8)

Loss per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(0.25)	$(1.41)
Discontinued operations	(0.08)	(0.49)
Net loss	$(0.33)	$(1.90)

Weighted average common shares outstanding:
Basic and diluted	5.1	4.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (INCOME) LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss including noncontrolling interest	$(1.7)	$(9.3)

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Reclassification of adjustment for defined benefit plans recorded in net loss	0.1	0.1
Total net pension adjustments	0.1	0.1

Net foreign currency translation:
Unrealized foreign currency translation gains (losses)	(0.3)	—
Total net foreign currency translation	(0.3)	—

Total other comprehensive income (loss), net of tax	(0.2)	0.1

Comprehensive loss including noncontrolling interest	(1.9)	(9.2)
Less: Comprehensive loss attributable to noncontrolling interest	—	(1.5)
Comprehensive loss attributable to GlassBridge Enterprises, Inc.	$(1.9)	$(7.7)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8.1	$8.8
Short term investments	0.3	0.7
Accounts receivable, net	5.6	5.8
Inventories	3.3	3.5
Other current assets	2.2	2.1
Current assets of discontinued operations	0.5	0.5
Total current assets	20.0	21.4
Property, plant and equipment, net	0.7	0.8
Intangible assets, net	7.7	8.2
Other assets	7.0	6.9
Non-current assets of discontinued operations	1.6	2.9
Total assets	$37.0	$40.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6.1	$6.1
Other current liabilities	16.5	16.7
Current liabilities of discontinued operations	4.2	5.3
Total current liabilities	26.8	28.1
Other liabilities	29.4	29.7
Other liabilities of discontinued operations	9.2	9.1
Total liabilities	65.4	66.9
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10 million shares, 5.7 million issued at March 31, 2018; 5.7 million issued at December 31, 2017	0.1	0.1
Additional paid-in capital	1,049.2	1,050.9
Accumulated deficit	(1,028.9)	(1,027.5)
Accumulated other comprehensive loss	(19.1)	(18.9)
Treasury stock, at cost: 0.6 million shares at March 31, 2018; 0.6 million shares at December 31, 2017	(25.0)	(26.6)
Total GlassBridge Enterprises, Inc. shareholders’ deficit	(23.7)	(22.0)
Noncontrolling interest	(4.7)	(4.7)
Total shareholders’ deficit	(28.4)	(26.7)
Total liabilities and shareholders’ deficit	$37.0	$40.2
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

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and cash equivalents	$1.1	$0.1
Accounts receivable, net	$5.6	$5.8
Inventories	$3.3	$3.5
Other assets	$2.6	$2.9
Liabilities
Accounts payable	$5.4	$5.6
Other current liabilities	$9.5	$9.1
Other liabilities	$4.3	$4.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss including noncontrolling interest	$(1.7)	$(9.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	0.8	0.9
Stock-based compensation	(0.2)	—
Pension settlement and curtailments	0.1	—
Short term investment	0.4	11.3
Other, net	(0.3)	—
Changes in operating assets and liabilities	(0.9)	1.4
Net cash provided by (used in) operating activities	(1.8)	4.3
Cash Flows from Investing Activities:
Capital expenditures	(0.2)	(0.3)
Purchase of equity securities	—	(4.0)
Net cash used in investing activities	(0.2)	(4.3)
Cash Flows from Financing Activities:
Capital contributions from noncontrolling interest	—	2.8
Net cash provided by financing activities	—	2.8

Net change in cash and cash equivalents	(2.0)	2.8
Cash, cash equivalents and restricted cash — beginning of period	10.7	21.3
Cash, cash equivalents and restricted cash — end of period (a)	$8.7	$24.1

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$0.1	$—
Supplemental disclosures of non-cash investing and financing activities:
Non-cash transaction with Clinton Group, Inc.	$—	$10.1

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets
Current assets:
Cash and cash equivalents	$8.1	$12.4
Restricted cash included in other current assets	0.2	0.2
Restricted cash included in current assets of discontinued operations	—	9.8
Non-current assets:
Restricted cash included in non-current assets of discontinued operations	0.4	1.7
Total cash, cash equivalents and restricted cash	$8.7	$24.1
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
The December 31, 2017 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission on April 2, 2018.
The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”), are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line (the “Nexsan Business”, which consists of the products of NXSN’s subsidiaries Nexsan Corporation (together with its subsidiaries other than Connected Data, Inc. (“CDI”), “Nexsan”) and CDI), and our “Asset Management Business,” which consists of our investment advisory business conducted through GBAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses. Assets and liabilities directly associated with our Legacy Businesses and that are not part of our ongoing operations have been separately presented on the face of our Condensed Consolidated Balance Sheet as of both March 31, 2018 and December 31, 2017. See Note 4 - Discontinued Operations for further information.
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
On February 2, 2017, we closed a transaction with Clinton Group, Inc. (“Clinton”) that facilitated the launch of our Asset Management Business. Our Asset Management Business consists of our investment advisory business conducted through GBAM (the “Capacity and Services Transaction”). See Note 6 - Intangible Assets and Note 16 - Related Party Transactions for further information.
On February 21, 2017, we effected a 1:10 reverse split of our common stock, without any change in the par value per share (the “Reverse Stock Split”), and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000. All share and per share values of our common stock for all periods presented are retroactively restated for the effect of the Reverse Stock Split.
In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of March 31, 2018, we had invested certain of our cash as proprietary capital in the GBAM Fund. We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Condensed Consolidated Financial Statements as part of the Asset Management Business. Our cash and cash equivalents balance as of March 31, 2018 included the proprietary capital invested in the GBAM Fund. See Note 14 - Segment Information for additional information.
Liquidity and Management Plan
The Company incurred operating and cash flow losses for several reporting periods and had a negative working capital balance of $6.8 million as of March 31, 2018. This negative working capital balance included $8.4 million of cash as of March 31, 2018 which is expected to fund our operations in the next twelve months. These conditions raised substantial doubt about our ability to continue as a going concern. As a result, we have undertaken a financial and operational restructuring plan approved by our Board of Directors (the “Board”) prior to the 2018 fiscal year (the “Restructuring Plan”). Operating under the Restructuring Plan includes executing changes to our business model. Management’s execution of the Restructuring Plan, which we believe will alleviate the substantial doubt about our ability to continue as a going concern, is as follows:

•
Nexsan Business:  We made additional changes to our Nexsan Business operations during the fourth quarter of 2017 that further reduced operating expenses by approximately 40%. These changes principally included downsizing our Nexsan Business work force. Further, our Nexsan Business incurred certain non-recurring charges in 2017 for severance payments and an operating system that has since been eliminated. The combined effect of reducing our work force, eliminating the operating system and the non-recurring severance payments is approximately $10 million on an annual basis. Our negative working capital includes $7.4 million of deferred revenue that gives rise to performance obligations for product support, which we will fulfill in the next twelve months using existing resources.

•
Legacy Business:  We settled a substantial majority of our litigation in 2017 which significantly reduces our forecasted expenditures for professional fees and related costs during the next twelve months.

•
Corporate:  We made further spending cuts in all areas including costs relating to the compensation of the members of our board, that are expected to reduce cash outflows by approximately $0.5 million in the next twelve months. Further, our current liabilities include $5.8 million of levies in Germany that we are disputing. We believe, based on communications from the German collection authorities, that these levy disputes will be settled in our favor within twelve months from the date these financial statements are issued or we will continue to dispute them under a process that will transpire over a period of more than twelve months from the date these financial statement are issued.

We expect that our cash and short term investments and potential cash flow from our Asset Management Business will provide sufficient liquidity to meet our obligations as they become due within one year from the date these financial statements are issued. We also plan to raise additional capital from non-strategic asset sales, or otherwise, if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.
Note 2 — New Accounting Pronouncements
Adoption of New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 (“Topic 606”) Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605 Revenue Recognition (“Topic 605”), and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
We recorded an increase to other current assets of $0.2 million, an increase to other assets $0.1 million, and a decrease to opening accumulated deficit of $0.3 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact related to the deferral of sales commissions.
Sales commissions associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments have been deferred in the accompanying condensed consolidated balance sheets and amortized over the life of the customer contract. We have elected the practical expedient of expensing sales commissions as incurred when the related contract period is one year or less. The impact to selling, general, and administrative expense for the quarter ended March 31, 2018 was not material as a result of applying Topic 606.
As a result of adopting Topic 606, applicable accounting policies have been updated as described below.
Revenue Recognition
We derive our Nexsan revenues primarily from product sales of hardware and software, support contracts, and professional services. Revenues are recognized when control of these products and services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products and services. Our standard payment terms vary by the type, location and creditworthiness of our customer. Provisions for product returns and customer rebates are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using actual data or historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for promotional activities is recognized as a reduction of revenue except to the extent that there is a distinct good or service and evidence of the fair value of the related activities, in which case the expense is classified as selling, general and administrative expense.
We determine revenue recognition through the following five-step process:
•Identification of the contract, or contracts, with a customer, generally in the form of a purchase order.
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Product Revenues
The majority of our Nexsan product sales have both hardware and software components that together deliver the products’ essential functionality. The software is embedded within the hardware and sold together as a single storage solution to the customer. There are no situations where revenue is recognized separately for software. Revenues from sales of products are generally recognized at a point in time, primarily upon the shipment of goods or transfer of title. The product revenue was $6.5 million and $7.2 million for the quarters ended March 31, 2018 and 2017, respectively.
Support Contract Revenues
Support contracts consist of hardware maintenance, software support and extended warranties offered in conjunction with our Nexsan products, and installation, training and other services offered in conjunction with our Nexsan products. Amounts for support contracts are invoiced at the commencement of the contract period and are generally payable under standard payment terms. Such contracts generally have durations of one to five years. Revenues associated with these support contracts are recognized ratably over the contract period as we have a stand-ready obligation to perform such services over the contract period. The support contract revenue was $2.8 million and $2.4 million for the quarters ended March 31, 2018 and 2017, respectively.
Deferred Revenue
Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of support contracts. As of March 31, 2018, deferred revenues were $10.9 million in the accompanying condensed consolidated balance sheets, with the short term portion of $7.4 million included in other current liabilities, and the long term portion of $3.5 million included in other liabilities, respectively. As of December 31, 2017, deferred revenues were $10.7 million. Revenue recognized from support contracts and professional services in the quarter ended March 31, 2018 amounted to $2.8 million and is included in net revenue in the accompanying condensed consolidated statements of operations.
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations. Our contracts with multiple performance obligations may include a combination of some or all of the following: sale of equipment, hardware maintenance, software support, extended warranties, and professional services. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors.
Deferred Contract Costs
We enter into contracts with certain service providers to perform onsite hardware maintenance and premium warranty services associated with our support contracts. The costs associated with these contracts are generally paid at the commencement of the contract and the costs are amortized ratably over the contract period. As of March 31, 2018, deferred contract costs were $0.8 million in the accompanying condensed consolidated balance sheets, with the short term portion of $0.5 million included in other current assets, and the long term portion of $0.3 million included in other assets, respectively. As of December 31, 2017, deferred contract costs were $0.8 million. Amortization of these costs amounted to $0.2 million in the quarter ended March 31, 2018 and is included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract. For the portion of the commissions related to support contracts exceeding one year, the commission costs are deferred and amortized ratably over the related contract period, generally not exceeding five years. As of March 31, 2018, deferred commissions were $0.3 million in the accompanying condensed consolidated balance sheets, with the short term portion of $0.2 million included in other current assets, and the long term portion of $0.1 million included in other assets, respectively. As of December 31, 2017, deferred commissions were $0.3 million. Amortization related to deferred commissions was insignificant in the quarter ended March 31, 2018 and is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU No. 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (“OCI”). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). ASU No. 2016-01 also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (“FVO”) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. This standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company adopted this ASU in the first quarter of 2018 and there was no material impact to its consolidated results of operations and financial condition.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. This ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization. The standard will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company retrospectively adopted ASU No. 2017-07 during the first quarter of 2018. The adoption of ASU 2017-07 resulted in the reclassification of $0.2 million and $0.1 million of the Company’s net periodic pension cost, other than service cost, from "Selling, general and administrative" into "Other income (expense), net" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, respectively.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under ASU No. 2016-18, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. For the Company, this ASU became effective January 1, 2018 and entities are required to apply the standard’s provisions on a retrospective basis. The Company adopted this ASU in the first quarter of 2018 and there was no material impact to its consolidated statements of cash flows.
New Accounting Pronouncements To Be Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated results of operations and financial condition.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), enacted on December 22, 2017.  ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate.  The amendments of this ASU allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued.  The amendments of this ASU may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized.  The Company is currently assessing the impact of adopting this standard on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU No. 2018-03 clarify certain aspects of the guidance issued in ASU No. 2016-01 and are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company does not expect this standard to have a material effect on its consolidated financial statements.
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
The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Three Months Ended
	March 31,
(In millions, except for per share amounts)	2018	2017
Numerator:
Loss from continuing operations	$(1.3)	$(7.3)
Less: loss attributable to noncontrolling interest	—	(1.5)
Net loss from continuing operations attributable to GlassBridge Enterprises, Inc.	(1.3)	(5.8)
Loss from discontinued operations, net of income taxes	(0.4)	(2.0)
Net loss attributable to GlassBridge Enterprises, Inc.	$(1.7)	$(7.8)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted	5.1	4.1

Loss per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(0.25)	$(1.41)
Discontinued operations	(0.08)	(0.49)
Net loss	$(0.33)	$(1.90)

Anti-dilutive shares excluded from calculation	0.4	0.3
Note 4 — Discontinued Operations
The operating results for the Legacy Businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.
The key components of the results of discontinued operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net revenue	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Selling, general and administrative	0.4	2.0
Restructuring and other	0.1	0.1
Other (income) expense	—	(0.1)
Loss from discontinued operations, before income taxes	(0.5)	(2.0)
Income tax benefit	0.1	—
Loss from discontinued operations, net of income taxes	$(0.4)	$(2.0)
Loss from discontinued operations, net of income taxes for the three months ended March 31, 2018 decreased by $1.6 million compared to the same period last year mainly due to decrease in selling, general and administrative expenses.

Current liabilities of discontinued operations of $4.2 million as of March 31, 2018 included $0.7 million of accounts payable, $0.6 million of customer credit and rebate accruals, and $2.9 million of other current liability amounts. Current liabilities of discontinued operations of $5.3 million as of December 31, 2017 included accounts payable of $0.9 million, $0.7 million of customer credit and rebate accruals and $3.7 million of other current liabilities.
Other liabilities of discontinued operations of $9.2 million as of March 31, 2018 included $4.1 million due to IOENGINE, LLC (“IOENGINE”), $1.0 million due to CMC Magnetic Corp. (“CMC”), $1.0 million of withholding tax, $0.8 million of tax contingencies, and $2.3 million of other liabilities. Other liabilities of discontinued operations of $9.1 million as of December 31, 2017 included $4.1 million due to IOENGINE, $1.0 million due to CMC, $1.0 million of withholding tax, $0.9 million of tax contingencies and $2.1 million of other liabilities. See Note 15 - Litigation, Commitments and Contingencies for additional information on the CMC and IOENGINE settlements.
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follows:
The Company’s accounts receivable are solely related to the Nexsan Business and reported on the Condensed Consolidated Balance Sheet net of reserves and allowances. The reserves and allowances were $0.4 million for the periods ended March 31, 2018 and December 31, 2017, respectively. Reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts.
In the first quarter of 2017, Nexsan sold $1.2 million of its accounts receivable to individuals introduced by or affiliated with Spear Point for a discounted purchase price of $1.1 million, subject to a right to repurchase within five months of the original sale at the original sales price plus 2% interest per month. The accounts receivable sale was recorded as a sale of financial assets under ASC 860. The purchase price discounts associated with the sales of Nexsan Business accounts receivable were recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The amount of the account receivables sold was excluded from our Condensed Consolidated Balance Sheets. As of March 31, 2018, all of the underlying accounts receivable had been collected and there are outstanding demands made by two of the accounts receivable purchasers for Nexsan to repurchase the accounts receivable purchased by them, in an amount of approximately $500,000. See Note 15 - Litigation, Commitments and Contingencies for additional information on this threatened litigation.
Other assets primarily included a $2.2 million receivable for minimum tax credit refund and a $4.0 million strategic investment in equity securities. The strategic investment in equity securities is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. Historically, we accounted for such investment under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value therefore the new guidance was adopted prospectively. As of March 31, 2018, there were no indicators of impairment for this investment.
Our strategic investment in equity securities do not have a readily determinable fair value and therefore, the new guidance was adopted prospectively and the Company will assess the investment for potential impairment on a quarterly basis.
Other current liabilities primarily included deferred revenue of $7.4 million and $7.2 million related to the Nexsan Business, levy accruals of $5.8 million and $5.6 million and accrued payroll of $1.5 million and $1.5 million as of March 31, 2018 and December 31, 2017, respectively.
Other liabilities included pension liabilities of $24.4 million as of March 31, 2018 and December 31, 2017, respectively.
Note 6 — Intangible Assets
Intangible assets consist of intangible assets acquired when we closed the Capacity and Services Transaction with Clinton on February 2, 2017. The Capacity and Services Transaction allows for GBAM to place up to $1 billion of investment capacity under Clinton’s management within Clinton’s quantitative equity strategy for an initial term of five years, for which the Company issued to Clinton’s affiliate Madison Avenue Capital Holdings, Inc. 1,250,000 shares of its common stock as consideration. We recorded the 1,250,000 shares of common stock issued as an intangible asset and calculated a fair value of $10.1 million using our closing stock price on February 2, 2017. We are amortizing the $10.1 million on a straight-line basis over the five year term. See Note 16 - Related Party Transactions for additional information.
Amortization expense for the three months ended March 31, 2017 consisted of intangible assets from developed technology recorded as a result of the acquisition of CDI. On October 14, 2015, the Company acquired 100% of the stock of CDI for a total purchase price of $6.7 million, which was included in the Nexsan reportable segment. Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of a $4.3 million intangible asset. In

December 2017, we recorded an impairment charge for the net remaining intangible assets balance of $2.7 million as a result of management’s decision to focus our resources on certain product features and stop investing in the product technology that came from the acquisition of CDI.

(In millions)	Capacity Agreement	Developed Technology	Total
March 31, 2018
Cost	$10.1	$—	$10.1
Accumulated amortization	(2.4)	—	(2.4)
Intangible assets, net	$7.7	$—	$7.7
December 31, 2017
Cost	$10.1	$4.3	$14.4
Accumulated amortization	(1.9)	(1.6)	(3.5)
Impairment charges	—	(2.7)	$(2.7)
Intangible assets, net	$8.2	$—	$8.2
Amortization expense for intangible assets consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Amortization expense	$0.5	$0.5
Estimated amortization expense for the remainder of 2018 and each of the next four years ending December 31 is as follows:

(In millions)	2018 (Remainder)	2019	2020	2021	2022
Amortization expense	$1.5	$2.0	$2.0	$2.0	$0.2
Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Restructuring Expense:
Severance and related	$—	$0.6
Total Restructuring	$—	$0.6
Other Expense:
Other(1)	$—	$(0.1)
Total Other	$—	$(0.1)
Total Restructuring and Other	$—	$0.5
(1) For the three months ended March 31, 2017, other included consulting credits of $0.1 million.
Activity related restructuring accruals was as follows:

(In millions)	Severance and Related
Accrued balance at December 31, 2017	$0.3
Charges	—
Usage and payments	(0.1)
Accrued balance at March 31, 2018	$0.2
Note 8 — Stock-Based Compensation
Stock-based compensation for continuing operations consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Stock-based compensation expense	$(0.2)	$—
We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the “Stock Plans”) which are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, there were 129,146 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2017	189,466	$84.81
Granted	—	—
Exercised	—	—
Canceled	(25,648)	124.17
Forfeited	—	—
Outstanding March 31, 2018	163,818	$78.65
Exercisable as of March 31, 2018	157,818	$81.10
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the Black-Scholes valuation of stock options:

	Three Months Ended
	March 31,
	2018	2017
Volatility	N/A	44.3%
Risk-free interest rate	N/A	1.6%
Expected life (months)	N/A	72
Dividend yield	N/A	—
As of March 31, 2018, there was less than $0.1 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 0.8 years.

Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2017	213,982	$3.53
Granted	77,690	1.33
Vested	(17,000)	6.87
Forfeited	(41,992)	4.78
Nonvested as of March 31, 2018	232,680	$2.32
The cost of the awards is determined using the fair market value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
As of March 31, 2018, there was $0.3 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.1 years.
Stock Appreciation Rights
The Company had less than 0.1 million Stock Appreciation Rights (“SARs”) outstanding at December 31, 2017. The performance targets were not met for the outstanding SARs and, as such, were subsequently canceled. As of March 31, 2018, the Company no longer has any outstanding SARs.
Note 9 — Retirement Plans
Pension Plans
During the three months ended March 31, 2018, we did not make any contributions to our worldwide pension plans. Effective January 1, 2010, the U.S. plan was amended to exclude new hires and rehires from participating in the plan. In addition, we eliminated benefit accruals under the U.S. plan as of January 1, 2011, thus “freezing” the defined benefit pension plan. Under the plan freeze, no pay credits were made to a participant’s account balance after December 31, 2010. However, interest credits will continue in accordance with the annual update process. We presently anticipate contributing approximately $3.2 million to fund our worldwide pension plans in the next twelve months.
Components of net periodic pension (credit) cost included the following:

	United States
	Three Months Ended March 31,
(In millions)	2018	2017
Interest cost	$0.5	$0.6
Expected return on plan assets	(0.8)	(0.8)
Amortization of net actuarial loss	0.1	0.1
Net periodic pension credit	(0.2)	(0.1)
Settlement loss	—	—
Total pension (credit) cost	$(0.2)	$(0.1)
Germany is the Company’s only remaining international plan and the components of net periodic pension (credit) cost for this plan were immaterial for the three months ended March 31, 2018 and 2017.
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

For the three months ended March 31, 2018, we recorded income tax from continuing operations of $0.1 million on a loss of $1.2 million. For the three months ended March 31, 2017, we recorded an income tax benefit of $0.1 million. The change in the income tax provision was primarily related to foreign subsidiary income tax accruals. The effective income tax rate for the three months ended March 31, 2018 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.
Adjustments were previously made to the December 31, 2017 financial statements as a result of the Tax Reform Act passed on December 22, 2017. The elimination of the corporate alternative minimum tax and ability to file for refunds of minimum tax credit carryovers resulted in reclassification of $2.2 million as a noncurrent receivable, half of which will become a current receivable by year end 2018 to reflect the cash refund due in 2019 (with the remainder due in years 2020 through 2022). Also related to the Tax Reform Act, certain components of the Company’s deferred assets (primarily federal net operating loss carryforwards), and the associated valuation allowances, were revalued to reflect the decrease in the corporate tax rate from 35% to 21%. Analysis was performed to determine we would not be subject to the Deemed Repatriation Transition Tax on foreign subsidiary historical earnings. Another tax reform change related to our foreign subsidiaries is the minimum tax on global intangible low-taxed income (“GILTI”) effective January 1, 2018. Our preliminary assessment is that the GILTI calculation will have no material effect on the company’s tax rate, as will be confirmed with a detailed analysis at year end.
No further adjustments relating to tax reform were required for the three months ended March 31, 2018.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $0.8 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively. These liabilities are associated with our Legacy Businesses and have been included with the separately presented other liabilities of discontinued operations on the face of our Condensed Consolidated Balance Sheet. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, it is not possible to reasonably estimate the effect at this time.
Note 11 — Major Customers and Accounts Receivable
Major customers are those customers that account for more than 10% of revenues or accounts receivable. For the three months ended March 31, 2018, 16% of revenues were derived from one major Nexsan Business customer. The loss of this customer could have a material adverse effect on the Company’s operations. As of March 31, 2018, there were no customers that accounted for more than 10% of accounts receivable.
For the three months ended March 31, 2017, 37% of revenues were derived from two major Nexsan Business customers. The accounts receivable from major customers represented 29% of total accounts receivable as of December 31, 2017.
Note 12 — Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price in an orderly transaction between market participants on the measurement date. A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date. Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. A financial instrument’s level within the hierarchy is based on the highest level of any input that is significant to the fair value measurement. Following is a description of our valuation methodologies used to estimate the fair value of our assets and liabilities.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets such as intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements. As of March 31, 2018, there were no indicators that would require an impairment of intangible assets or property, plant and equipment.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents, our contingent consideration obligations associated with the acquisition of CDI and investments in trading securities (described further below under the “Trading Equity Securities” heading). See Note 15 - Litigation, Commitments and Contingencies for additional information on the CDI contingent consideration. The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$0.1	$0.1	$—	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$0.2	$0.2		$—
Trading Equity Securities
On February 8, 2016, the Company entered into a subscription agreement with Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. The short term investment was classified as a trading security as we expect to be actively managing this investment at all times with the intention of maximizing our investment returns. Income or loss including unrealized gains and losses associated with this trading security is recorded as a component of “Other income (expense), net” in our Condensed Consolidated Statements of Operations and purchases or sales of this security are reflected as operating activities in our Condensed Consolidated Statements of Cash Flows. The short term investment balance in Clinton Lighthouse decreased from $0.4 million as of December 31, 2017 to $0.2 million as of March 31, 2018 due to redemptions during the period. See Note 16 - Related Party Transactions for more information.
In June 2017, we launched the GBAM Fund, which focuses on technology-driven quantitative strategies and other alternative investment strategies. The short term investments within the GBAM Fund were classified as trading securities as we expect to be actively managing the GBAM Fund at all times with the intention of maximizing our investment returns. Income or loss associated with these trading securities is recorded as a component of “Net gain (loss) from GBAM Fund activities” in our Condensed Consolidated Statements of Operations and purchases or sales of these securities are reflected as operating activities in our Condensed Consolidated Statements of Cash Flows. See Note 14 - Segment Information for additional information.
In connection with the adoption of ASU No. 2015-07, Fair Value Measurement (Topic 820), FASB Accounting Standards Codification 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of March 31, 2018 and December 31, 2017, our short term investments in Clinton Lighthouse and the GBAM Fund were fair valued using the net asset value as practical expedient and has been removed from the fair value hierarchy table above.
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
Treasury Stock
On May 2, 2012, the Board authorized a share repurchase program that allowed for the repurchase of 500,000 shares of common stock. On November 14, 2016, our Board authorized a new share repurchase program under which we may repurchase up to 500,000 shares of common stock. This authorization replaces the Board’s prior May 2, 2012 share repurchase authorization. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions.
The Company purchased zero shares during the three months ended March 31, 2018. Since the inception of the November 14, 2016 authorization, we have repurchased 52,036 shares of common stock for $0.3 million and, as of March 31, 2018, we had remaining authorization to repurchase 447,964 additional shares. The treasury stock held as of March 31, 2018 was acquired at an average price of $44.95 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2017	633,939
Purchases	—
Restricted stock grants	(77,690)
Forfeitures and other	—
Balance as of March 31, 2018	556,249
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2017	$(18.2)	$(0.7)	$(18.9)
Other comprehensive income (loss) before reclassifications, net of tax	—	(0.3)	(0.3)
Amounts reclassified from accumulated other comprehensive income, net of tax	0.1	—	0.1
Reclassification	—	—	—
Net current period other comprehensive income	0.1	(0.3)	(0.2)
Balance as of March 31, 2018	$(18.1)	$(1.0)	$(19.1)

Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statements of Operations Where (Gain) Loss is Presented
	Three Months Ended March 31,
(In millions)	2018	2017
Amortization of net actuarial loss	$0.1	$0.1	Other income (expense)
Cumulative translation adjustment	(0.3)	—	Discontinued operations
Total reclassifications for the period	$(0.2)	$0.1
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

On November 14, 2017, the Company issued to NXSN a Notice of Default, Acceleration and Reservation of Rights (the “NXSN Default Notice”). The NXSN Default Notice was based upon the determination by the Company that NXSN had breached a number of covenants of, and thereby triggered several enumerated Events of Default under, the NXSN Note. Simultaneously with the delivery of the NXSN Default Notice, the Company also issued to NXSN a Notice of Exercise of Remedies (the “NXSN Exercise Notice”). The NXSN Exercise Notice notified NXSN that the Company was exercising remedies under the Guaranty and Security Agreement, dated as of January 23, 2017, by and among NXSN, Nexsan Corporation, CDI, Nexsan Technologies, Inc. and the Company (the “NXSN Security Agreement”). Specifically, the Company notified NXSN that it was exercising the voting rights granted by the NXSN Security Agreement to (i) remove the existing board of directors of each of Nexsan Corporation, Nexsan Technologies Incorporated, CDI and Nexsan Technologies Limited (collectively, the “NXSN Entities”); (ii) fix the size of each board of directors of the NXSN Entities; and (iii) elect a board of directors for each of the Nexsan Entities to replace the outgoing boards (the “New Boards”). In addition, the NXSN Exercise Notice advised NXSN that the New Boards have removed each of the existing officers of the NXSN Entities and appointed new officers (the “New Officers”) for each NXSN Entity. The New Boards and the New Officers so appointed were all insiders of the Company.
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
In June 2017, we launched the GBAM Fund which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of March 31, 2018, we invested $4.0 million in the GBAM Fund. We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Condensed Consolidated Financial Statements as part of the Asset Management Business shown below.
As of March 31, 2018, the Nexsan Business and Asset Management Business are our reportable segments.
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
For our Asset Management Business, we include net gain (loss) from GBAM Fund activities in our performance evaluation. Net gain (loss) from GBAM Fund activities primarily represents realized and unrealized gains and losses for the GBAM Fund.
Net revenue and operating loss from continuing operations by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net revenue
Nexsan Business	$9.3	$9.6
Asset Management Business	0.1	—
Total net revenue	$9.4	$9.6

	Three Months Ended
	March 31,
(In millions)	2018	2017
Operating income (loss) from continuing operations
Nexsan Business	$0.1	$(4.3)
Asset Management Business	(0.9)	(0.9)
Total segment operating loss	(0.8)	(5.2)
Corporate and unallocated	(0.8)	(1.8)
Restructuring and other	—	(0.5)
Total operating loss	(1.6)	(7.5)
Interest expense	(0.1)	—
Net gains from GBAM Fund activities	(0.1)	—
Other income (expense), net	0.6	0.1
Loss from continuing operations before income taxes	$(1.2)	$(7.4)
Note 15 — Litigation, Commitments and Contingencies
The Company is a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of March 31, 2018, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows.
Intellectual Property Litigation
The Company is subject to allegations of patent infringement by our competitors as well as non-practicing entities (“NPEs”) - sometimes referred to as "patent trolls" - who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, as of March 31, 2018, the Company is not able to reasonably estimate with precision the amount of any monetary liability or financial impact that may be incurred with respect to these matters. As of March 31, 2018, except as set forth below with respect to the IOENGINE settlement, given the exits from the Legacy Businesses, the Company believes that the ultimate resolution of these matters in the aggregate will not materially adversely affect our financial condition, results of operations and cash flows.
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

Trade Related Litigation
On January 26, 2016, CMC, a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages from the Company and the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract. CMC also brought similar claims in Japan and the Netherlands against other of our subsidiaries. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 18, 2017, we entered into a settlement agreement with CMC on September 15, 2017 resolving all claims relating to the CMC lawsuits. Pursuant to the settlement, (i) we agreed that our subsidiary Imation Corporation Japan (“ICJ”) will cause the release and payment to CMC of approximately $9.2 million in attached assets, (ii) ICJ made a payment to CMC of $1.5 million on October 10, 2017, (iii) our subsidiary Imation Europe B.V. (“IEBV”) will cause the release and payment to CMC of approximately $825,000 in attached assets, (iv) ICJ issued to CMC an unsecured promissory note (the “CMC Note”) in the amount of $1.5 million, and (v) we guaranteed CMC ICJ’s obligations under the CMC Note. As of December 31, 2017, both ICJ and Europe B.V. had released the required payments to CMC. In January 2018, ICJ made a $0.5 million payment to CMC in relation to the $1.5 million CMC Note discussed above.
ICJ is the defendant in a lawsuit in The Tokyo District Court, Civil 49th Division, brought against it by Suntop Art Work Co., Ltd., seeking damages of at least 100 Million Yen (approximately $920,000 at the current exchange rate), based on allegations that ICJ is in violation of a Japanese legal equitable principle requiring long-term business counterparties to provide a judicially-determined adequate notice of cessation of business even when a shorter time has been agreed in writing by the parties. ICJ believes this claim is entirely without merit and is vigorously defending its position.
The Company has various trade disputes with vendors related to either the Legacy Businesses or the Nexsan Business. The Company believes it has made adequate accruals with respect to the disputes for which such is appropriate according to our accounting policy.
Employee Matters
On March 29, 2017, three former Legacy Business employees who were among the approximately 100 similarly situated employees terminated as a result of the Restructuring Plan filed a lawsuit in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits. Exposure is estimated to be less than $0.3 million. While full discovery of the relevant facts has not been completed, we believe these state law claims are without merit and are vigorously defending our position.
IEBV is the defendant in four separate lawsuits in trial courts in Versailles and Bordeaux, France, brought by former employees based on the alleged failure to have provided them, in accordance with the French labor laws in effect at the time of their termination, with employment opportunities elsewhere in the world commensurate with their abilities and positions prior to termination. The plaintiffs in the IEBV lawsuits are seeking an aggregate of approximately 560,000 Euros (approximately $670,000 at current exchange rates). IEBV believes these claims are entirely without merit and is vigorously defending its position.
The Company has also received demand letters from three Nexsan former executives seeking severance payments in the amount of approximately of $500,000 total. The Company believes those claims are without merit and will vigorously defend the claims.
Copyright Levies
In many European Union (“EU”) member countries, the sale of certain of our Legacy Business products is subject to a private copyright levy. The levies are intended to compensate copyright holders with “fair compensation” for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (the “Directive”). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are expected to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law-making activities. On October 21, 2010, the Court of Justice of the European Union (the “CJEU”) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The CJEU stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The CJEU ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons presumed to be making private copies. Within this disclosure, we use the term “commercial channel sales” when referring to products intended for uses other than private copying and “consumer channel sales” when referring to products intended for uses including private copying. In addition, various decisions and enactments have established that the levy rates in various countries improperly excluded from their calculations and assessments the private copying performed using computers and smartphones. This in turn meant that to the extent levy rates were determined to be retroactively excessive, the Company would be entitled to a rebate on that basis as well.
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU’s October 2010 ruling and subsequent litigation and law-making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 CJEU ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to certain court rulings in those jurisdictions. As of March 31, 2018 and December 31, 2017, we had accrued liabilities of $5.8 million and $5.6 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. These accruals are recorded as “Other current liabilities” on the Company’s Consolidated Balance Sheets (and not within discontinued operations). The Company’s management oversees copyright levy matters and continues to explore options to resolve these matters.
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
The Company is still subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. These remaining actions generally seek payment of the commercial and consumer optical levies withheld by IEBV and its German subsidiary. IEBV and its German subsidiary have corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. IEBV and its German subsidiary are also subject to threatened actions by certain of their former customers seeking reimbursement of funds they allege related to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. As noted below with respect to France and the Netherlands, it is possible, and uncertain as to timing and amount, that by either settlement or litigation, IEBV could recover materially significant amounts from the levy authorities or their government sponsors. We anticipate that additional court decisions may be rendered that may directly or indirectly impact our levy exposure in specific European countries which could cause us to review our levy exposure in those countries.
France. We have overpaid levies related to sales into the Company’s commercial channel in an amount of $55.1 million. We adopted a practice of offsetting ongoing levy liability with the French collecting society for IEBV’s sales in the consumer channel against the $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channels sales prior to the October 21, 2010 CJEU ruling). During the fourth quarter of 2013, GlassBridge reversed $9.5 million of French copyright levies (existing at the time of a 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid to cost of sales. As of March 31, 2018, we had offset approximately $14.4 million. We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $14.4 million of levies on consumer channel sales in France. However, such amounts are currently subject to challenge in court and there is no certainty that our estimates would be upheld and supported. In December 2012, IEBV filed a complaint against the French collection society, Copie France, for reimbursement of the $55.1 million in commercial channel levies that IEBV had paid prior to October 2010. A hearing occurred on December 8, 2015, in the High Court of Justice (Tribunal de Grande Instance de Paris (“TGIP”)) on IEBV’s claim and Copie France’s counterclaim. On April 8, 2016, the TGIP rejected all of IEBV’s claims finding that the European Union law arguments raised by IEBV were inapplicable and relied solely on French law to grant Copie France’s counterclaims of approximately $17 million. IEBV has filed a notice of appeal which suspends enforcement of the ruling. We believe Copie France’s counterclaims are without merit and intend to defend IEBV's position vigorously. Despite the April 2016 ruling of the TGIP, the Company does not believe it to be probable that it will have to make any copyright levy payments in the future to Copie France and, accordingly, has not recorded an accrual for this matter. Given a recent decision of one of France’s two highest courts, the Conseil d’Etat, supporting the position taken by the TGIP, the likely outcome and time to reach a final resolution through the appellate process that could involve France’s other highest court, the Cours de Cassation, and possibly also again the CJEU, remains unclear. We estimate, however, that an ultimate net recovery remains reasonably foreseeable, which could be in the millions of dollars.
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
Germany. During the first quarter of 2015, GlassBridge reversed $2.8 million accrual for German copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society. The reversal was recorded as a reduction of cost of sales. As of March 31, 2018, IEBV and its German subsidiary are in the process of finalizing an agreed settlement with the German collecting society that would result in mutual releases with no payments owed to either party.
Italy. In December 2015, we settled our claim for reimbursement of the levies that the Company had paid for sales into its commercial channel with the Italian collecting society, S.I.A.E. The settlement was for $1.0 million and was recorded as a reduction in cost of sales. There are no ongoing levy disputes with respect to Italy.
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
Indemnification Obligations
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of March 31, 2018 and 2017, estimated liability amounts associated with such indemnifications were not material.
Environmental Matters
Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of March 31, 2018. Compliance with environmental regulations has not had a material adverse effect on our financial results.
Contingencies
On October 14, 2015, the Company acquired 100% of the stock of CDI for a total purchase price of $6.7 million. The purchase price included future contingent consideration totaling up to $5 million (considered to have an estimated fair value of $0.8 million at the time of acquisition). We used the real option valuation technique for calculating the estimated fair value of contingent consideration with a 15% discount rate. The contingent consideration arrangement included the potential for three separate payments of cash and unregistered shares of GlassBridge common stock to the extent that certain defined revenue targets were achieved for the three consecutive six-month periods commencing January 1, 2016. The period of measurement for the third and final payment was January 1, 2017 to June 30, 2017, and the revenue target was not met for this or any other period. Accordingly, we have not made any contingent purchase price payments for CDI as of March 31, 2018. The Company reversed the remaining accruals for $0.3 million and the 57,482 shares for issuance. Upon the acquisition of CDI, we integrated CDI with the Nexsan Business, both operationally and with respect to its management team. In addition, the Company contributed all of the issued and outstanding stock of CDI to Nexsan prior to the consummation of the NXSN Transaction which closed on January 23, 2017. See Note 14 - Segment Information for more information.

Threatened Litigation
As noted above, following the NXSN Transaction, in the first quarter of 2017, Nexsan sold $1.2 million of its accounts receivable to individuals introduced by or affiliated with Spear Point for a discounted purchase price of $1.1 million, subject to a right to repurchase within five months of the original sale at the original sales price plus 2% interest per month. The accounts receivable sale was recorded as a sale of financial assets under ASC 860. After exercising the remedies referred to above pursuant to the NXSN Default Notice and the NXSN Exercise Notice, we were made aware that the proceeds of the sold accounts receivable may have been either paid to Nexsan or cancelled or replaced by the account debtors. As of March 31, 2018, there are outstanding demands made by two of the accounts receivable purchasers for Nexsan to repurchase the accounts receivable purchased by them, in an amount of approximately $500,000. Given that we have determined that the relevant receivables no longer exist, we have rejected the demand. The ultimate outcomes of any disputes between the Company and the accounts receivable purchasers remain too speculative to estimate.
Note 16 — Related Party Transactions
Barry L. Kasoff serves as president of Realization Services, Inc. (“RSI”), a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Mr. Kasoff also previously served as Chief Restructuring Officer of the Company from November 2015 to September 2016 and a member of the Board from May 2015 to February 2017. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI performed consulting services for the Company for the period from August 8, 2015 to March 30, 2016, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. On July 15, 2016, the Company entered into a consulting agreement with RSI to perform consulting services from July 18, 2016 through August 14, 2016 with an option for a three week extended term. Mr. Kasoff resigned from his position as the Company’s Chief Restructuring Officer on September 8, 2016 and from the Board on February 2, 2017. In connection with the CMC settlement, RSI received consulting fees of $0.6 million for the year ended December 31, 2017. These fees were recorded in restructuring and other charges. See Note 15 - Litigation, Commitments and Contingencies for additional information.
On October 14, 2015, the Company acquired substantially all of the equity of CDI for approximately $6.7 million in cash, shares of the Company’s common stock and repayment of debt. Geoff Barrall, who served as a member of the Board from December 2014 until January 2016, is the founder and, at the time of acquisition, was also the Chief Executive Officer of CDI. In consideration for his CDI common shares and options to purchase CDI common shares, Mr. Barrall received approximately $184,000 at the time of the acquisition and he was eligible to receive up to an additional $260,000 to the extent certain CDI revenue targets are achieved for the 3 consecutive six-month periods commencing January 1, 2016. None of these revenue targets were met and no such additional payments were made to Mr. Barrall.
On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in Clinton Lighthouse. Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. Clinton Lighthouse is managed by Clinton. Pursuant to the arrangement, Clinton agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to incentive compensation in the form of the Company’s common stock at a value of $10.00 per share (as adjusted to reflect the Reverse Stock Split). The closing price of the Company’s common stock on February 8, 2016 was $6.50 (as adjusted to reflect the Reverse Stock Split). The Board, in conjunction with management, reviewed various funds and voted to approve this investment, with Joseph De Perio abstaining from the vote and recusing himself from all related discussions and deliberations. Mr. De Perio is the Chairman of the Board and a Senior Portfolio Manager at Clinton. On March 17, 2016, the Board approved the elimination of the 25% limitation on the amount of the Company’s excess cash that may be invested, such that the Company may now invest up to $35 million of its excess cash in Clinton Lighthouse. On April 29, 2016, the Company and Clinton entered into an amended and restated letter agreement in order to adjust the price at which the Company’s stock would be valued for purposes of paying the incentive fee thereunder from $10.00 to $18.00 (each as adjusted to reflect the Reverse Stock Split) beginning May 1, 2016, subject to adjustment based on the volume weighted average price of the Company’s common stock. The Company paid Clinton $0.5 million associated with the performance fees earned in 2016.
On January 31, 2017, the Company held a special meeting of the stockholders of the Company at which the stockholders approved the issuance of up to 1,500,000 shares (the “Capacity Shares”) of the Company’s common stock (as adjusted to reflect the Reverse Stock Split), par value $0.01 per share, pursuant to the Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton, as amended by Amendment No. 1 to the Subscription Agreement, dated as of January 9, 2017 (as so amended, the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, on February 2, 2017 (the “Initial Closing Date”), the Company entered into the Capacity and Services Transaction with Clinton Group and GBAM. As consideration for the capacity and services Clinton has agreed to provide under the Capacity and Services Transaction and pursuant to the terms of the Subscription Agreement, the Company issued 1,250,000 shares of the Company’s common stock (as adjusted to reflect the Reverse Stock Split) to Madison Avenue Capital Holdings, Inc.

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
The short term investment balance in Clinton Lighthouse decreased from $0.4 million as of December 31, 2017 to $0.2 million as of March 31, 2018 due to redemptions during the period. Unrealized gain for the three months ended March 31, 2017 was less than $0.1 million. We recorded the unrealized gains (losses) within “Other income (expense), net” in the Condensed Consolidated Statements of Operations. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.
Daniel A. Strauss serves as our Chief Operating Officer pursuant to the terms of a Services Agreement we entered into with Clinton on March 2, 2017 (the “Services Agreement”). The Services Agreement provides that Clinton will make available one of its employees to serve as Chief Operating Officer of the Company, and any subsidiary of the Company we may designate from time to time, as well as provide to GBAM, our investment adviser subsidiary, certain additional services. Pursuant to the terms of the Services Agreement, we may request that Clinton designate a mutually agreeable replacement employee to serve as Chief Operating Officer or terminate Clinton’s provision of an employee to us for such role. Under the Services Agreement, we have agreed to pay Clinton $125,000 for an initial term concluding on May 31, 2017, which term will automatically renew unless terminated for successive three-month terms at a rate of $125,000 per renewal term. If the Services Agreement is terminated prior to the conclusion of a term, we will be reimbursed for the portion of the prepaid fee attributable to the unused portion of such term. Clinton will continue to pay Mr. Strauss’s compensation and benefits and we have agreed to pay or reimburse Mr. Strauss for his reasonable expenses. Pursuant to the terms of the Services Agreement, we have also agreed to indemnify Mr. Strauss, Clinton, any substitute Chief Operating Officer and certain of their affiliates for certain losses. As of March 31, 2018, the Company paid Clinton $625,000 under this Services Agreement and recorded $125,000 within “Selling, general and administrative” in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, respectively.
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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning the launch of our asset management business and related investment vehicles, strategic initiatives and potential acquisitions, the results of operations of our existing business lines, the impact of legal or regulatory matters on our business, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: our need for substantial additional capital in order to fund our business; our ability to realize the anticipated benefits of our restructuring plan and other recent significant changes; the negative impacts of our delisting from the New York Stock Exchange, including reduced liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock; significant costs relating to pending and future litigation; our ability to attract and retain talented personnel; the structure or success of our participation in any joint investments; risks associated with any future acquisition or business opportunities; our need to consume resources in researching acquisitions, business opportunities or financings and capital market transactions; our ability to integrate additional businesses or technologies; the impact of our reverse stock split on the market trading liquidity of our common stock; the market price volatility of our common stock; our need to incur asset impairment charges for intangible assets; significant changes in discount rates, rates of return on pension assets and mortality tables; our reliance on aging information systems and our ability to protect those systems against security breaches; our ability to integrate accounting systems; changes in tax guidance and related interpretations and inspections by tax authorities; our ability to raise capital from third party investors for our asset management business; the efforts of Clinton’s key personnel and the performance of its overall business; our ability to comply with extensive regulations relating to the launch and operation of our asset management business; our ability to compete in the intensely competitive asset management business; the performance of any investment funds we sponsor or accounts we manage, including any fund or account managed by Clinton; difficult market and economic conditions, including changes in interest rates and volatile equity and credit markets; our ability to achieve steady earnings growth on a quarterly basis in our asset management business; the significant demands placed on our resources and employees, and associated increases in expenses, risks and regulatory oversight, resulting from the potential growth of our asset management business; our ability to establish a favorable reputation for our asset management business; the lack of operating history of our asset manager subsidiary and any funds that we may sponsor; our ability to realize the anticipated benefits of the third-party investment in our partially-owned data storage business; decreasing revenues and greater losses attributable to our partially-owned data storage products; our ability to quickly develop, source and deliver differentiated and innovative products; our dependence on third parties for new product introductions or technologies; our dependence on third-party contract manufacturing services and supplier-provided parts, components and sub-systems; our dependence on key customers, partners and resellers; foreign currency fluctuations and negative or uncertain global or regional economic conditions as well as various factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, and from time to time in our filings with the SEC.
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
We closed a transaction (the “NXSN Transaction”) in January 2017 with NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”), pursuant to which all of the issued and outstanding common stock of Connected Data, Inc. (“CDI”) and Nexsan Corporation (together with its subsidiaries other than CDI, “Nexsan”) was transferred to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Note”). The remaining 50% of the issued and outstanding common stock of NXSN along with shares of NXSN non-voting preferred stock are owned by Spear Point Private Equity LP (“SPPE”), an affiliate of Spear Point Capital Management LLC (“Spear Point”). Prior to the consummation of the NXSN Transaction, we contributed all of the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction was designed to provide for third-party investment in the Nexsan Business to enhance Nexsan's growth and support its recent product developments, minimize our need to make this investment in Nexsan ourselves and preserve the potential for equity value upside from the Nexsan Business’ ongoing development and market penetration. While the results of the NXSN Transaction initially met our expectations, Spear Point's management of and investment in NXSN and Nexsan proved to be both inadequate and in violation of the NXSN Transaction agreements. Accordingly, on November 14th, 2017, we invoked the rights resulting from such violations to exercise the voting rights created thereby and re-take management control of the Nexsan subsidiaries and business. We continue to explore options to preserve the cash and the enterprise value of the Nexsan Business.
In February 2017, we closed a transaction with Clinton Group Inc. (“Clinton”) that facilitated the launch of our “Asset Management Business”, which consists of our investment advisory business conducted through GBAM (the “Capacity and Services Transaction”). The Capacity and Services Transaction allows for GBAM to access investment capacity within Clinton’s quantitative equity strategy. The Capacity and Services Transaction was structured to provide for the quick and efficient scaling of an asset management business and designed to provide investors with access to quantitative equity strategies. By partnering with Clinton and leveraging Clinton’s proven technology-driven strategy, we intend for GBAM to bypass traditional seeding models, which typically include a lengthy roll out and substantial costs. We intend to use algorithms and other quantitative strategies with the goal of achieving consistent, competitive risk-adjusted returns for GBAM’s investors. In addition, we have recently taken steps to build our own independent organizational foundation while leveraging Clinton’s capabilities and infrastructure. While our intention is to primarily engage in the management of third-party assets, we may make opportunistic proprietary investments from time to time that comply with applicable laws and regulations.
In February 2017, the Company effected a 1:10 reverse split of our common stock, without any change in the par value per share, and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000.
In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of March 31, 2018, we invested $4.0 million in the GBAM Fund. Our cash and cash equivalents balance as of March 31, 2018 included the $4.0 million invested in the GBAM Fund.
On July 20, 2017, the Company notified the New York Stock Exchange (the “NYSE”) of its intention to voluntarily delist its common stock from the NYSE. After much careful discussion and deliberation, our Board of Directors (the “Board”) approved resolutions authorizing the Company to initiate voluntarily delisting from the NYSE. The Board weighed several material factors in reaching this decision, including avoiding the risks that involuntary suspension of trading could cause and the importance of a controlled transition to the OTCQX marketplace (“OTCQX”) to ensure the continuing availability of a market for trading our common stock. The last trading day on the NYSE was August 1, 2017. Our common stock began trading on the OTCQX Market under the symbol “GLAE” on August 2, 2017.
With the wind down of our legacy businesses segments, Consumer Storage and Accessories and Tiered Storage an Security Solutions (the “Legacy Businesses”) substantially completed in the first quarter of 2016 and the sale of our IronKey business in February 2016, we had one operating business segment in 2016: the “Nexsan Business,” through which we operate a global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line. Following the launch of GBAM, we have transitioned to become a publicly-traded alternative asset manager. Going forward, we will focus on our Asset Management Business as our primary operating business segment. In February 2017 we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management.
Important Notices and Disclaimers
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to be read in conjunction with our Condensed Consolidated Financial Statements and related Notes that appear elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated due to various factors discussed in this MD&A under the caption “Forward-Looking Statements and Risk Factors” and the information contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018, including in Part 1 Item 1A. Risk Factors of such Annual Report.

Nothing contained in this Quarterly Report on Form 10-Q constitutes an offer to sell or a solicitation to buy any securities or otherwise invest in any investment vehicle managed, advised or coordinated by GBAM (collectively, the “GlassBridge Vehicle”), and may not be relied upon in connection with any investment or offer or sale of securities. Any such offer or solicitation may only be made pursuant to the current Confidential Private Offering Memorandum (or similar document) for any such GlassBridge Vehicle, which is provided only to qualified offerees and which should be carefully reviewed prior to investing. GBAM is a newly formed entity and the GlassBridge Vehicles are currently either in formation state or have recently launched. GBAM is registered as an investment adviser with the SEC under the U.S. Investment Advisers Act of 1940, as amended, or under similar state laws, and nothing in this Quarterly Report on Form 10-Q constitutes investment advice with respect to securities.
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

Executive Summary
Consolidated Results of Operations for the Three Months Ended March 31, 2018

•
Net revenue from continuing operations of $9.4 million ($9.3 million related to the Nexsan Business) for the three months ended March 31, 2018 was down slightly compared with $9.6 million (solely related to the Nexsan Business) in the same period last year. Compared to the prior quarter, revenue increased by $0.6 million, or approximately 6.8%. The increase was primarily due to our renewed focus on customer service and product management. In addition, we generated approximately $0.1 million of revenue from our Asset Management Business.

•
Operating loss from continuing operations was $1.6 million for the three months ended March 31, 2018 compared to an operating loss of $7.5 million in the same period last year. This was an improvement of $5.9 million, primarily due to significant improvements in the Nexsan Business and corporate general and administrative expenses.

•
Basic and diluted loss per share from continuing operations was $0.25 for the three months ended March 31, 2018, compared with a basic and diluted loss per share of $1.41 for the same period last year.

Cash Flow/Financial Condition for the Three Months Ended March 31, 2018

•
Cash and cash equivalents totaled $8.1 million at March 31, 2018 compared with $8.8 million at December 31, 2017. The decrease in the cash balance of $0.7 million was primarily due to $0.5 million in litigation settlement payments to CMC Magnetic Corp. (“CMC”) and operating loss. See Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information on the CMC settlement.

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
Net Revenue

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2018	2017
Net revenue	$9.4	$9.6	(2.1)%
Net revenue for the three months ended March 31, 2018 decreased 2.1% compared with the same period last year due to market decline in the block hard drive disk and hybrid flash storage arrays market sectors, which affected sales of certain of the products sold by our partially-owned data storage business, partially offset by increased sales of enterprise save, share and sync cloud products.
See Segment Results for further discussion of our reporting segments and products.
Gross Profit

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2018	2017
Gross profit	$4.9	$4.4	11.4%
Gross margin	52.1%	45.8%

Gross profit and gross margin percentage for the three months ended March 31, 2018 increased by $0.5 million and by 6.3%, respectively, compared with the same period last year primarily due to product mix changes. Service revenue has a higher gross margin than product revenue and for the three months ended March 31, 2018 service revenue accounted for approximately 30% of total revenue compared to 25% of total revenue for the same period in 2017.
Selling, General and Administrative (“SG&A”)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2018	2017
Selling, general and administrative	$5.2	$8.9	(41.6)%
As a percent of revenue	55.3%	92.7%
SG&A expense decreased for the three months ended March 31, 2018 by $3.7 million (or 41.6%) compared with the same period last year primarily due to Nexsan Business cost reductions of $2.7 million and corporate cost reductions of $1.0 million. Nexsan Business and corporate cost reductions primarily relate to headcount reductions and legal costs. The Company now maintains a small team at its headquarters in Oakdale, Minnesota.
Research and Development (“R&D”)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2018	2017
Research and development	$1.2	$2.5	(52.0)%
As a percent of revenue	12.8%	26.0%
R&D expense decreased by $1.3 million for the three months ended March 31, 2018 compared with the same period last year. The reduction in R&D expenses was primarily related to eliminating investment in Transporter technology, which did not generate sufficient return.
Restructuring and Other

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2018	2017
Restructuring and other	$—	$0.5	(100.0)%
For the three months ended March 31, 2018, there was no restructuring and other expenses compared to $0.5 million for the same period last year.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.
Operating Loss from Continuing Operations

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2018	2017
Operating loss from continuing operations	$(1.6)	$(7.5)	(78.7)%
As a percent of revenue	(17.0)%	(78.1)%
Operating loss from continuing operations decreased by $5.9 million for the three months ended March 31, 2018 compared with the same period last year primarily due to a $3.7 million decrease in SG&A, a $1.3 million decrease in R&D expenses, a $0.5 million decrease in restructuring and other expenses and a $0.5 million increase in gross profit.

Other Income (Expense)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2018	2017
Interest expense	$(0.1)	$—	NM
Net gain (loss) from GBAM Fund activities	(0.1)	—	NM
Other income (expense), net	0.6	0.1	500.0%
Total other income (expense)	$0.4	$0.1	300.0%
As a percent of revenue	4.3%	1.0%
“NM” - Indicates the Percent Change is not meaningful
Total other income for the three months ended March 31, 2018 was $0.4 million compared to $0.1 million for the same period last year. The change was primarily driven by other income of $0.6 million.
See Asset Management Business discussion within the Segment Results section for additional information on net gain (loss) from GBAM Fund activities.
Income Tax Benefit (Provision)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2018	2017
Income tax benefit (provision)	$(0.1)	$0.1	(200.0)%
Effective tax rate	3.6%	(1.4)%
The change in the income tax provision for the three months ended March 31, 2018 compared to the same period last year was primarily related to foreign subsidiary income tax accruals. The effective income tax rate for the three months ended March 31, 2018 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.
Income (Loss) from Discontinued Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017
Net revenue	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Selling, general and administrative	0.4	2.0
Restructuring and other	0.1	0.1
Other (income) expense	—	(0.1)
Loss from discontinued operations, before income taxes	(0.5)	(2.0)
Income tax benefit	0.1	—
Loss from discontinued operations, net of income taxes	$(0.4)	$(2.0)
Discontinued operations comprise results from our Legacy Businesses. For the three months ended March 31, 2018, loss from discontinued operations decreased by $1.6 million compared with the same period last year primarily due to decrease in selling, general and administrative expenses.
See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.

Segment Results
Following the launch of GBAM, the Nexsan Business and Asset Management Business are our reportable segments as of March 31, 2018. The Legacy Businesses were reported within discontinued operations.
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
Information related to our segments is as follows:
     Nexsan Business

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2018	2017
Net revenue	$9.3	$9.6	(3.1)%
Operating income (loss)	$0.1	$(4.3)	(102.3)%
As a percent of revenue	1.1%	(44.8)%
Nexsan Business revenue decreased by 3.1% for the three months ended March 31, 2018 compared with the same period last year. The decrease was a result of declines in the block hard disk drive and hybrid flash storage arrays market sectors, which affected sales of certain of our products.
Operating income was $0.1 million for the three months ended March 31, 2018 compared to operating loss of $4.3 million for the same period last year primarily driven by the recent restructuring effort.
Asset Management Business

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2018	2017
Net revenue	$0.1	$—	NM
Operating loss	$(0.9)	$(0.9)	—%
Net gain (loss) from GBAM Fund activities	$(0.1)	$—	NM
As a percent of revenue	—	NM
“NM” - Indicates the Percent is not meaningful
GBAM is an investment advisor focused on technology-driven quantitative strategies and other alternative investment strategies. Revenue from our Asset Management Business would primarily consist of management and performance fees paid by the funds under our management. Since we closed the Capacity and Services Transaction in February 2017, we jump-started the Asset Management Business by leveraging Clinton’s resources. As of March 31, 2018, we have launched the GBAM Fund. We are executing our business development plan and have been in contact with over one hundred potential strategic investors. Obtaining third party investment for similarly situated funds can take time, particularly in light of recent headwinds resulting from industry trends of under performance of our initial fund's strategy. As of March 31, 2018, our Asset Management Business generated $0.1 million in performance fees from third parties.
The operating loss for the three months ended March 31, 2018 included marketing, operating personnel and consulting costs of $0.4 million. We retained and utilized various consultants and outside legal counsel to assist in the development of policies, procedures and compliance functionality tailored to the launch of GBAM.  These outside resources were tasked with building and launching an asset management platform designed to comply with all applicable laws and regulations.  Because we intend for the scope of our Asset Management Business to increase substantially, management instructed our consultants and counsel to focus on developing a platform that is well-positioned to scale up in an efficient manner as our business grows.
In addition, we incurred $0.5 million of amortization cost during the quarter related to the 1,250,000 shares of our common stock issued as consideration under the Capacity and Services Transaction. See Note 6 - Intangible Assets and Note 16 - Related Party Transactions in our Notes to Condensed Consolidated Financial Statements in Item 1 for additional information.

The operating loss for the three months ended March 31, 2018 also included fund expenses of $0.1 million related to the GBAM Fund.
Net loss from GBAM Fund activities were $0.1 million for the three months ended March 31, 2018. Net gain (loss) from GBAM Fund activities primarily represents realized and unrealized gains and losses for the GBAM Fund.
Corporate and Unallocated

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2018	2017
Corporate and unallocated operating loss	$(0.8)	$(1.8)	(55.6)%
Restructuring and other	—	(0.5)	(100.0)%
Total	$(0.8)	$(2.3)
For the three months ended March 31, 2018, corporate and unallocated operating loss consists of $0.8 million of corporate general and administrative expenses, a 55.6% reduction year over year. Restructuring and other expenses decreased by $0.5 million year over year.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.
Impact of Changes in Foreign Currency Rates
The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three months ended March 31, 2018.
Financial Position
Our cash and cash equivalents balance as of March 31, 2018 was $8.1 million compared to $8.8 million as of December 31, 2017. Our restricted cash balance as of March 31, 2018 was $0.6 million compared to $1.9 million as of December 31, 2017. In addition, we had $0.2 million invested in Clinton Lighthouse and $0.1 million in other short term investments as of March 31, 2018.
Our accounts receivable balance as of March 31, 2018 was $5.6 million, a decrease of $0.2 million from $5.8 million as of December 31, 2017. Days sales outstanding (“DSO”) was 45 days as of March 31, 2018, down fifteen days from December 31, 2017. DSO is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of March 31, 2018 was $3.3 million, a decrease of $0.2 million from $3.5 million as of December 31, 2017. Days of inventory supply was 85 days as of March 31, 2018, down 8 days from December 31, 2017, primarily due to supply chain improvements. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of March 31, 2018 was $6.1 million, which was unchanged from $6.1 million as of December 31, 2017.
Our other current liabilities balance as of March 31, 2018 was $16.5 million compared to $16.7 million as of December 31, 2017. The decrease of $0.2 million was mainly due to the decrease of accrued expenses and deferred revenues.

Liquidity and Capital Resources
Cash Flows Provided by (Used in) Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017
Net loss	$(1.7)	$(9.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	0.8	0.9
Stock-based compensation	(0.2)	—
Pension settlement and curtailments	0.1	—
Short term investment	0.4	11.3
Other, net	(0.3)	—
Changes in operating assets and liabilities	(0.9)	1.4
Net cash provided by (used in) operating activities	$(1.8)	$4.3
Cash used in operating activities was $1.8 million for the three months ended March 31, 2018, which primarily related to operating loss. Cash provided by operating activities was $4.3 million for the three months ended March 31, 2017, primarily relating to redemptions of our investment in Clinton Lighthouse and other short term investments that were partially offset by the operating loss.
Cash Flows Used in Investing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017
Capital expenditures	$(0.2)	$(0.3)
Purchase of equity securities	—	(4.0)
Net cash used in investing activities	$(0.2)	$(4.3)
Cash used in investing activities for the three months ended March 31, 2017 primarily represented our strategic investment in equity securities.
Cash Flows Provided by Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017
Capital contributions from noncontrolling interest	—	2.8
Net cash provided by financing activities	$—	$2.8
Cash provided by financing activities for the three months ended March 31, 2017 represented proceeds from NXSN’s sale of non-voting preferred stock to SPPE in connection with the NXSN Transaction.
We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents and short term investments. Our primary operating liquidity needs relate to our working capital and funding our operations.
We had $8.1 million cash and cash equivalents on hand as of March 31, 2018 with an additional $0.3 million of short term investment.
Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $3.9 million, pension funding of approximately $3.2 million, other of $0.5 million, and any cash shortfall associated with Nexsan and the Asset Management Business.
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
Short Term Investment
See Note 12 - Fair Value measurements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Off Balance Sheet Arrangements
As of March 31, 2018, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Part II Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Recent Accounting Pronouncements
See Note 2 - New Accounting Pronouncements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018, the end of the period covered by this report, the Chairman and principal executive officer, Joseph A. De Perio, and the Interim Chief Executive Officer and Chief Financial Officer, Danny Zheng, have concluded that the disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended March 31, 2018, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations).  All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance.  As of March 31, 2018, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters.  It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.
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
On January 26, 2016, CMC, a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages from the Company and the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract. CMC also brought similar claims in Japan and the Netherlands against other of our subsidiaries. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 18, 2017, we entered into a settlement agreement with CMC on September 15, 2017, resolving all claims relating to the CMC lawsuits. Pursuant to the settlement agreement, (i) we agreed that our subsidiary Imation Corporation Japan (“ICJ”) will cause the release and payment to CMC of approximately $9.2 million in attached assets, (ii) ICJ made a payment to CMC of $1.5 million on October 10, 2017, (iii) our subsidiary Imation Europe B.V. (“IEBV”) will cause the release and payment to CMC of approximately $825,000 in attached assets, (iv) ICJ issued to CMC an unsecured promissory note (the “CMC Note”) in the amount of $1.5 million, and (v) the Company guaranteed ICJ’s obligations under the CMC Note. As of December 31, 2017, both ICJ and IEBV had released the required payments to CMC. In January 2018, ICJ made a $0.5 million payment to CMC in relation to the $1.5 million CMC Note discussed above.
On March 29, 2017, three former Legacy Business employees, who were among the approximately 100 similarly situated employees terminated as a result of our restructuring plan, filed a lawsuit in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits. Exposure is estimated to be less than $0.3 million. While full discovery of the relevant facts has not been completed, we believe these state law claims are without merit and are vigorously defending our position.
ICJ is the defendant in a lawsuit in The Tokyo District Court, Civil 49th Division, brought against it by Suntop Art Work Co., Ltd., seeking damages of at least 100 Million Yen (approximately $920,000 at the current exchange rate), based on allegations that ICJ is in violation of a Japanese legal equitable principle requiring long-term business counterparties to provide a judicially-determined adequate notice of cessation of business even when a shorter time has been agreed in writing by the parties. ICJ believes this claim is entirely without merit and is vigorously defending its position.
IEBV is the defendant in four separate lawsuits in trial courts in Versailles and Bordeaux, France, brought by former employees based on the alleged failure to have provided them, in accordance with the French labor laws in effect at the time of their termination, with employment opportunities elsewhere in the world commensurate with their abilities and positions prior to termination. The plaintiffs in the IEBV lawsuits are seeking an aggregate of approximately 560,000 Euros (approximately $670,000 at current exchange rates). IEBV believes these claims are entirely without merit and is vigorously defending its position.
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

Item 1A. Risk Factors.
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.
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
101
The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.
Date:	May 15, 2018	/s/ Danny Zheng
Name: Danny Zheng
Title: Interim Chief Executive Officer and Chief Financial Officer (duly authorized officer and principal financial officer)