Form 10-Q
period 2018-06-30
GlassBridge Enterprises, Inc.
filed 2018-08-14
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,153,279 shares of Common Stock, par value $0.01 per share, were outstanding as of August 10, 2018.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue	$8.0	$8.8	$17.4	$18.4
Cost of goods sold	4.1	4.7	8.6	9.9
Gross profit	3.9	4.1	8.8	8.5
Operating expenses:
Selling, general and administrative	4.7	7.7	9.9	16.6
Research and development	0.7	2.2	1.9	4.7
GBAM Fund expenses	0.1	—	0.2	—
Restructuring and other	0.1	(0.6)	0.1	(0.1)
Total operating expenses	5.6	9.3	12.1	21.2
Operating loss from continuing operations	(1.7)	(5.2)	(3.3)	(12.7)
Other income (expense):
Interest expense	(0.1)	—	(0.2)	—
Net gain (loss) from GBAM Fund activities	(0.4)	—	(0.5)	—
Other income (expense), net	(0.1)	(0.6)	0.5	(0.5)
Total other income (expense)	(0.6)	(0.6)	(0.2)	(0.5)
Loss from continuing operations before income taxes	(2.3)	(5.8)	(3.5)	(13.2)
Income tax benefit (provision)	—	(0.1)	(0.1)	—
Loss from continuing operations	(2.3)	(5.9)	(3.6)	(13.2)
Gain (loss) from discontinued operations, net of income taxes	0.7	(1.2)	0.3	(3.2)
Net loss including noncontrolling interest	(1.6)	(7.1)	(3.3)	(16.4)
Less: Net loss attributable to noncontrolling interest	(0.3)	(2.0)	(0.3)	(3.5)
Net loss attributable to GlassBridge Enterprises, Inc.	$(1.3)	$(5.1)	$(3.0)	$(12.9)

Loss per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(0.39)	$(0.78)	$(0.65)	$(2.16)
Discontinued operations	0.14	(0.24)	0.06	(0.71)
Net loss	$(0.25)	$(1.02)	$(0.59)	$(2.87)

Weighted average common shares outstanding:
Basic and diluted	5.1	5.0	5.1	4.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (INCOME) LOSS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss including noncontrolling interest	$(1.6)	$(7.1)	$(3.3)	$(16.4)

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Reclassification of adjustment for defined benefit plans recorded in net loss	0.1	0.1	0.2	0.2
Total net pension adjustments	0.1	0.1	0.2	0.2

Net foreign currency translation:
Unrealized foreign currency translation gains (losses)	0.1	—	(0.2)	—
Total net foreign currency translation	0.1	—	(0.2)	—

Total other comprehensive income (loss), net of tax	0.2	0.1	—	0.2

Comprehensive loss including noncontrolling interest	(1.4)	(7.0)	(3.3)	(16.2)
Less: Comprehensive loss attributable to noncontrolling interest	(0.3)	(2.0)	(0.3)	(3.5)
Comprehensive loss attributable to GlassBridge Enterprises, Inc.	$(1.1)	$(5.0)	$(3.0)	$(12.7)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5.3	$8.8
Short term investments	—	0.7
Accounts receivable, net	5.4	5.8
Inventories	2.7	3.5
Other current assets	2.2	2.1
Current assets of discontinued operations	1.6	0.5
Total current assets	17.2	21.4
Property, plant and equipment, net	0.5	0.8
Intangible assets, net	7.3	8.2
Other assets	7.0	6.9
Non-current assets of discontinued operations	1.5	2.9
Total assets	$33.5	$40.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5.3	$6.1
Other current liabilities	15.5	16.7
Current liabilities of discontinued operations	6.2	5.3
Total current liabilities	27.0	28.1
Other liabilities	28.0	29.7
Other liabilities of discontinued operations	8.3	9.1
Total liabilities	63.3	66.9
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10 million shares, 5.7 million issued at June 30, 2018; 5.7 million issued at December 31, 2017	0.1	0.1
Additional paid-in capital	1,048.8	1,050.9
Accumulated deficit	(1,030.2)	(1,027.5)
Accumulated other comprehensive loss	(18.9)	(18.9)
Treasury stock, at cost: 0.5 million shares at June 30, 2018; 0.6 million shares at December 31, 2017	(24.6)	(26.6)
Total GlassBridge Enterprises, Inc. shareholders’ deficit	(24.8)	(22.0)
Noncontrolling interest	(5.0)	(4.7)
Total shareholders’ deficit	(29.8)	(26.7)
Total liabilities and shareholders’ deficit	$33.5	$40.2
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

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and cash equivalents	$0.7	$0.1
Accounts receivable, net	$5.4	$5.8
Inventories	$2.7	$3.5
Other assets	$2.6	$2.9
Liabilities
Accounts payable	$5.0	$5.6
Other current liabilities	$8.9	$9.1
Other liabilities	$4.0	$4.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss including noncontrolling interest	$(3.3)	$(16.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1.2	2.1
Stock-based compensation	(0.3)	—
Pension settlement and curtailments	0.2	—
Short term investment	0.7	18.7
Other, net	0.1	(0.4)
Changes in operating assets and liabilities	(3.2)	2.7
Net cash provided by (used in) operating activities	(4.6)	6.7
Cash Flows from Investing Activities:
Capital expenditures	(0.2)	(0.6)
Purchase of equity securities	—	(4.0)
Proceeds from sale of assets and business	—	0.2
Net cash used in investing activities	(0.2)	(4.4)
Cash Flows from Financing Activities:
Capital contributions from noncontrolling interest	—	4.0
Net cash provided by financing activities	—	4.0

Net change in cash and cash equivalents	(4.8)	6.3
Cash, cash equivalents and restricted cash — beginning of period	10.7	21.3
Cash, cash equivalents and restricted cash — end of period (a)	$5.9	$27.6

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$0.2	$—
Supplemental disclosures of non-cash investing and financing activities:
Non-cash transaction with Clinton Group, Inc.	$—	$10.1

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets
Current assets:
Cash and cash equivalents	$5.3	$16.2
Restricted cash included in other current assets	0.2	0.2
Restricted cash included in current assets of discontinued operations	—	9.8
Non-current assets:
Restricted cash included in non-current assets of discontinued operations	0.4	1.4
Total cash, cash equivalents and restricted cash	$5.9	$27.6
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
The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”), are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line (the “Nexsan Business”, which consists of the products of NXSN’s subsidiaries Nexsan Corporation (together with its subsidiaries other than Connected Data, Inc. (“CDI”), “Nexsan”) and CDI), and our “Asset Management Business,” which consists of our investment advisory business conducted through GBAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses. Assets and liabilities directly associated with our Legacy Businesses and that are not part of our ongoing operations have been separately presented on the face of our Condensed Consolidated Balance Sheet as of both June 30, 2018 and December 31, 2017. See Note 4 - Discontinued Operations for further information.
Liquidity and Management Plan
The Company incurred operating and cash flow losses for several reporting periods and had a negative working capital balance of $9.8 million as of June 30, 2018. This negative working capital balance raised substantial doubt about our ability to continue as a going concern. However, while the working capital balance is negative overall, it included $5.3 million of cash as of June 30, 2018, which is expected to fund our operations in the next twelve months. As a result, we have undertaken a financial and operational restructuring plan approved by our Board of Directors (the “Board”) prior to the 2018 fiscal year (the “Restructuring Plan”). Operating under the Restructuring Plan includes executing changes to our business model. Management’s execution of the Restructuring Plan, which we believe will alleviate the substantial doubt about our ability to continue as a going concern, is as follows:

•
Nexsan Business:  We made additional changes to our Nexsan Business operations during the fourth quarter of 2017 that further reduced operating expenses by approximately 40%. These changes principally included downsizing our Nexsan Business work force. Further, our Nexsan Business incurred certain non-recurring charges in 2017 for severance payments and an operating system that has since been eliminated. The combined effect of reducing our work force, eliminating the operating system and the non-recurring severance payments is approximately $10 million on an annual basis. Our Nexsan Business returned to positive operating income for the three and six months ended June 30, 2018. Our negative working capital includes $7.1 million of deferred revenue that gives rise to performance obligations for product support, which we will fulfill in the next twelve months using existing resources.

•
Legacy Business:  We settled a substantial majority of our litigation in 2017 which significantly reduces our forecasted expenditures for professional fees and related costs during the next twelve months.

•
Corporate:  We made further spending cuts in all areas including costs relating to the compensation of the members of our board, that are expected to reduce cash outflows by approximately $0.5 million in the next twelve months. Further, our current liabilities include $5.5 million of levies in Germany that we are disputing. We believe, based on communications from the German collection authorities, that these levy disputes will be settled in our favor within twelve months from the date these financial statements are issued or we will continue to dispute them under a process that will transpire over a period of more than twelve months from the date these financial statement are issued.

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
Sales commissions associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments have been deferred in the accompanying condensed consolidated balance sheets and amortized over the life of the customer contract. We have elected the practical expedient of expensing sales commissions as incurred when the related contract period is one year or less. The impact to selling, general, and administrative expense for the quarter and six months ended June 30, 2018 was not material as a result of applying Topic 606.
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
The majority of our Nexsan product sales have both hardware and software components that together deliver the products’ essential functionality. The software is embedded within the hardware and sold together as a single storage solution to the customer. There are no situations where revenue is recognized separately for software. Revenues from sales of products are generally recognized at a point in time, primarily upon the shipment of goods or transfer of title. The product revenue was $5.4 million and $6.4 million for the quarters ended June 30, 2018 and 2017, respectively. Product revenue was $11.8 million and $13.6 million for the six months ended June 30, 2018 and 2017, respectively.
Support Contract Revenues
Support contracts consist of hardware maintenance, software support and extended warranties offered in conjunction with our Nexsan products, and installation, training and other services offered in conjunction with our Nexsan products. Amounts for support contracts are invoiced at the commencement of the contract period and are generally payable under standard payment terms. Such contracts generally have durations of one to five years. Revenues associated with these support contracts are recognized ratably over the contract period as we have a stand-ready obligation to perform such services over the contract period. The support contract revenue was $2.8 million and $2.5 million for the quarters ended June 30, 2018 and 2017, respectively. Support contract revenue was $5.6 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively.
Deferred Revenue
Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of support contracts. As of June 30, 2018, deferred revenues were $10.3 million in the accompanying condensed consolidated balance sheets, with the short term portion of $7.1 million included in other current liabilities, and the long term portion of $3.2 million included in other liabilities, respectively. As of December 31, 2017, deferred revenues were $10.7 million. Revenue recognized from support contracts and professional services in the quarter and six months ended June 30, 2018 amounted to $2.8 million and $5.6 million, respectively, and is included in net revenue in the accompanying condensed consolidated statements of operations.
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
Deferred Contract Costs
We enter into contracts with certain service providers to perform onsite hardware maintenance and premium warranty services associated with our support contracts. The costs associated with these contracts are generally paid at the commencement of the contract and the costs are amortized ratably over the contract period. As of June 30, 2018, deferred contract costs were $0.7 million in the accompanying condensed consolidated balance sheets, with the short term portion of $0.5 million included in other current assets, and the long term portion of $0.2 million included in other assets, respectively. As of December 31, 2017, deferred contract costs were $0.8 million. Amortization of these costs amounted to $0.2 million and $0.4 million in the quarter and six months ended June 30, 2018 and is included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract. For the portion of the commissions related to support contracts exceeding one year, the commission costs are deferred and amortized ratably over the related contract period, generally not exceeding five years. As of June 30, 2018, deferred commissions were $0.3 million in the accompanying condensed consolidated balance sheets, with the short term portion of $0.2 million included in other current assets, and the long term portion of $0.1 million included in other assets, respectively. As of December 31, 2017, deferred commissions were $0.3 million. Amortization related to deferred commissions was insignificant in the quarter and six months ended June 30, 2018 and is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. This ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization. The standard will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company retrospectively adopted ASU No. 2017-07 during the first quarter of 2018. The adoption of ASU 2017-07 resulted in the reclassification of $0.2 million and $0.1 million of the Company’s net periodic pension cost, other than service cost, from "Selling, general and administrative" into "Other income (expense), net" in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017, respectively, and the reclassification of $0.4 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.
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
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. The ASU also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. The ASU requires a modified retrospective transition approach. For the Company, the ASU is effective as of January 1, 2019. The Company does not expect this standard to have a material effect on its consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. The ASU applies to entities that receive or make contributions, which primarily are not-for-

profit entities but also affects business entities that make contributions. In the context of business entities that make contributions, the FASB clarified that a contribution is conditional if the arrangement includes both a barrier for the recipient to be entitled to the assets transferred and a right of return for the assets transferred (or a right of release of the business entity’s obligation to transfer assets). The recognition of contribution expense is deferred for conditional arrangements and is immediate for unconditional arrangements. The ASU requires modified prospective transition to arrangements that have not been completed as of the effective date or that are entered into after the effective date, but full retrospective application to each period presented is permitted. For the Company, the ASU is effective as of January 1, 2019. The Company does not expect this standard to have a material impact on its consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends ASU No. 2016-02, Leases. The new ASU includes certain clarifications to address potential narrow-scope implementation issues which the Company is incorporating into its assessment and adoption of ASU No. 2016-02. This ASU has the same transition requirements and effective date as ASU No. 2016-02, which for the Company is January 1, 2019.
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
The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share amounts)	2018	2017	2018	2017
Numerator:
Loss from continuing operations	$(2.3)	$(5.9)	$(3.6)	$(13.2)
Less: loss attributable to noncontrolling interest	(0.3)	(2.0)	(0.3)	(3.5)
Net loss from continuing operations attributable to GlassBridge Enterprises, Inc.	(2.0)	(3.9)	(3.3)	(9.7)
Income (loss) from discontinued operations, net of income taxes	0.7	(1.2)	0.3	(3.2)
Net loss attributable to GlassBridge Enterprises, Inc.	$(1.3)	$(5.1)	$(3.0)	$(12.9)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted	5.1	5.0	5.1	4.5

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(0.39)	$(0.78)	$(0.65)	$(2.16)
Discontinued operations	0.14	(0.24)	0.06	(0.71)
Net loss	$(0.25)	$(1.02)	$(0.59)	$(2.87)

Anti-dilutive shares excluded from calculation	0.4	0.3	0.3	0.3

Note 4 — Discontinued Operations
The operating results for the Legacy Businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.
The key components of the results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Net revenue	$1.4	$—	$1.4	$—
Cost of goods sold	1.3	—	1.3	—
Gross profit	0.1	—	0.1	—
Selling, general and administrative	0.3	0.9	0.7	2.9
Restructuring and other	(0.1)	(0.5)	—	(0.4)
Other (income) expense	(0.7)	1.0	(0.7)	0.9
Loss from discontinued operations, before income taxes	0.6	(1.4)	0.1	(3.4)
Income tax benefit	0.1	0.2	0.2	0.2
Gain (Loss) from discontinued operations, net of income taxes	$0.7	$(1.2)	$0.3	$(3.2)
Net income of discontinued operations for the three and six months ended June 30, 2018 increased by $1.9 million and $3.5 million, respectively, compared to the same periods last year mainly due to a decrease in selling, general and administrative expenses and translation impact.
Current liabilities of discontinued operations of $6.2 million as of June 30, 2018 included $2.0 million of accounts payable, $0.6 million of customer credit and rebate accruals, $0.7 million due to IOENGINE, LLC (“IOENGINE”) on June 30, 2019 and $2.9 million of other current liability amounts. Current liabilities of discontinued operations of $5.3 million as of December 31, 2017 included accounts payable of $0.9 million, $0.7 million of customer credit and rebate accruals and $3.7 million of other current liabilities.
Other liabilities of discontinued operations of $8.3 million as of June 30, 2018 included $3.4 million due to IOENGINE, LLC (“IOENGINE”), $1.0 million due to CMC Magnetic Corp. (“CMC”), $1.0 million of withholding tax, $0.8 million of tax contingencies, and $2.1 million of other liabilities. Other liabilities of discontinued operations of $9.1 million as of December 31, 2017 included $4.1 million due to IOENGINE, $1.0 million due to CMC, $1.0 million of withholding tax, $0.9 million of tax contingencies and $2.1 million of other liabilities. See Note 15 - Litigation, Commitments and Contingencies for additional information on the CMC and IOENGINE settlements.
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follows:
The Company’s accounts receivable are solely related to the Nexsan Business and reported on the Condensed Consolidated Balance Sheet net of reserves and allowances. The reserves and allowances were $0.4 million for the periods ended June 30, 2018 and December 31, 2017, respectively. Reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts.
In the first quarter of 2017, Nexsan sold $1.2 million of its accounts receivable to individuals introduced by or affiliated with Spear Point for a discounted purchase price of $1.1 million, subject to a right to repurchase within five months of the original sale at the original sales price plus 2% interest per month. The accounts receivable sale was recorded as a sale of financial assets under ASC 860. The purchase price discounts associated with the sales of Nexsan Business accounts receivable were recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The amount of the account receivables sold was excluded from our Condensed Consolidated Balance Sheets. As of June 30, 2018, all of the underlying accounts receivable had been collected and there are outstanding demands made by two of the accounts receivable purchasers for Nexsan to repurchase the accounts receivable purchased by them, in an amount of approximately $500,000. See Note 15 - Litigation, Commitments and Contingencies for additional information on this threatened litigation.
Other assets primarily included a $2.2 million receivable for minimum tax credit refund and a $4.0 million strategic investment in equity securities. The strategic investment in equity securities is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. Historically, we accounted for such investment under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value therefore the new guidance was adopted prospectively. As of June 30, 2018, there were no indicators of impairment for this investment.
Our strategic investment in equity securities do not have a readily determinable fair value and therefore, the new guidance was adopted prospectively and the Company will assess the investment for potential impairment on a quarterly basis.
Other current liabilities primarily included deferred revenue of $7.1 million and $7.2 million related to the Nexsan Business, levy accruals of $5.4 million and $5.6 million and accrued payroll of $1.1 million and $1.5 million as of June 30, 2018 and December 31, 2017, respectively.
Other liabilities included pension liabilities of $23.3 million as of June 30, 2018 and December 31, 2017, respectively.
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
Amortization expense for the six months ended June 30, 2017 consisted of intangible assets from developed technology recorded as a result of the acquisition of CDI. On October 14, 2015, the Company acquired 100% of the stock of CDI for a total purchase price of $6.7 million, which was included in the Nexsan reportable segment. Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of a $4.3 million intangible asset. In December 2017, we recorded an impairment charge for the net remaining intangible assets balance of $2.7 million as a result of management’s decision to focus our resources on certain product features and stop investing in the product technology that came from the acquisition of CDI.

(In millions)	Capacity Agreement	Developed Technology	Total
June 30, 2018
Cost	$10.1	$—	$10.1
Accumulated amortization	(2.8)	—	(2.8)
Intangible assets, net	$7.3	$—	$7.3
December 31, 2017
Cost	$10.1	$4.3	$14.4
Accumulated amortization	(1.9)	(1.6)	(3.5)
Impairment charges	—	(2.7)	$(2.7)
Intangible assets, net	$8.2	$—	$8.2
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Amortization expense	$0.4	$0.7	$0.9	$1.2
Estimated amortization expense for the remainder of 2018 and each of the next four years ending December 31 is as follows:

(In millions)	2018 (Remainder)	2019	2020	2021	2022
Amortization expense	$1.0	$2.0	$2.0	$2.0	$0.2
Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Restructuring Expense:
Severance and related	$0.1	$0.3	$0.1	$0.9
Other(1)	—	(0.9)	—	(0.9)
Total Restructuring	$0.1	$(0.6)	$0.1	$—
Other Expense:
Other(1)	$—	$—	—	(0.1)
Total Other	$—	$—	$—	$(0.1)
Total Restructuring and Other	$0.1	$(0.6)	$0.1	$(0.1)
(1) For the six months ended June 30, 2017, other included consulting credits of $0.1 million.
Activity related restructuring accruals was as follows:

(In millions)	Severance and Related
Accrued balance at December 31, 2017	$0.3
Charges	—
Usage and payments	(0.1)
Accrued balance at March 31, 2018	$0.2
Charges	0.1
Usage and payments	(0.1)
Accrued balance at June 30, 2018	$0.2
Note 8 — Stock-Based Compensation
Stock-based compensation for continuing operations consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Stock-based compensation expense	$(0.1)	$0.1	$(0.3)	$0.1
We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the “Stock Plans”) which are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, there were 76,643 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.

Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2017	189,466	$84.81
Granted	—	—
Exercised	—	—
Canceled	(60,243)	94.37
Forfeited	—	—
Outstanding June 30, 2018	129,223	$80.35
Exercisable as of June 30, 2018	129,223	$80.35
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the Black-Scholes valuation of stock options:

	Six Months Ended
	June 30,
	2018	2017
Volatility	N/A	44.3%
Risk-free interest rate	N/A	1.6%
Expected life (months)	N/A	72
Dividend yield	N/A	—
As of June 30, 2018, there was no unrecognized compensation expense related to non-vested stock options granted under our Stock Plans.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2017	213,982	$3.53
Granted	160,146	1.13
Vested	(17,000)	6.87
Forfeited	(45,992)	4.86
Nonvested as of June 30, 2018	311,136	$1.92
The cost of the awards is determined using the fair market value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
As of June 30, 2018, there was $0.2 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.2 years.
Stock Appreciation Rights
The Company had less than 0.1 million Stock Appreciation Rights (“SARs”) outstanding at December 31, 2017. The performance targets were not met for the outstanding SARs and, as such, were subsequently canceled. As of June 30, 2018, the Company no longer has any outstanding SARs.

Note 9 — Retirement Plans
Pension Plans
During the three and six months ended June 30, 2018, consistent with the funding requirements of our worldwide pension plans we made a contribution of $0.4 million to such plans. Effective January 1, 2010, the U.S. plan was amended to exclude new hires and rehires from participating in the plan. In addition, we eliminated benefit accruals under the U.S. plan as of January 1, 2011, thus “freezing” the defined benefit pension plan. Under the plan freeze, no pay credits were made to a participant’s account balance after December 31, 2010. However, interest credits will continue in accordance with the annual update process. We presently anticipate contributing approximately $2.8 million to fund our worldwide pension plans in the next twelve months.
Components of net periodic pension (credit) cost included the following:

	United States		United States
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Interest cost	$0.6	$0.6	$1.1	$1.2
Expected return on plan assets	(0.8)	(0.8)	(1.6)	(1.6)
Amortization of net actuarial loss	0.1	0.1	0.2	0.2
Net periodic pension credit	(0.1)	(0.1)	(0.3)	(0.2)
Settlement loss	—	—	—	—
Total pension (credit) cost	$(0.1)	$(0.1)	$(0.3)	$(0.2)
Germany is the Company’s only remaining international plan and the components of net periodic pension (credit) cost for this plan were immaterial for the three months ended June 30, 2018 and 2017.
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three months ended June 30, 2018, we recorded income tax from continuing operations of $0.0 million on a loss of $2.3 million. For the three months ended June 30, 2017, we recorded income tax of $0.1 million. The change in the income tax provision was related to foreign subsidiary income tax accruals. The effective income tax rate for the six months ended June 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.
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
No further adjustments relating to tax reform were required for the three months ended June 30, 2018.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $0.8 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively. These liabilities are associated with our Legacy Businesses and have been included with the separately presented other liabilities of discontinued operations on the face of our Condensed Consolidated Balance Sheet. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, it is not possible to reasonably estimate the effect at this time.
Note 11 — Major Customers and Accounts Receivable
Major customers are those customers that account for more than 10% of revenues or accounts receivable. For the three and six months ended June 30, 2018, 21% and 19% of revenues, respectively, were derived from one major Nexsan Business customer. The loss of this customer could have a material adverse effect on the Company’s operations. Two customers had outstanding accounts receivable balances of 10% or more and these customers represented 27% of total accounts receivable as of June 30, 2018.
For the three and six months ended June 30, 2017, 24% of revenues were derived from one major Nexsan Business customer. Two customers had outstanding accounts receivable balances of 10% or more and these customers represented 29% of total accounts receivable as of December 31, 2017.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets such as intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements. As of June 30, 2018, there were no indicators that would require an impairment of intangible assets or property, plant and equipment.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents, our contingent consideration obligations associated with the acquisition of CDI and investments in trading securities (described further below under the “Trading Equity Securities” heading). See Note 15 - Litigation, Commitments and Contingencies for additional information on the CDI contingent consideration. The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$—	$—	$—	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$0.2	$0.2		$—

Trading Equity Securities
On February 8, 2016, the Company entered into a subscription agreement with Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. The short term investment was classified as a trading security as we expect to be actively managing this investment at all times with the intention of maximizing our investment returns. Income or loss including unrealized gains and losses associated with this trading security is recorded as a component of “Other income (expense), net” in our Condensed Consolidated Statements of Operations and purchases or sales of this security are reflected as operating activities in our Condensed Consolidated Statements of Cash Flows. The short term investment balance in Clinton Lighthouse decreased from $0.4 million as of December 31, 2017 to $0.0 million as of June 30, 2018 due to redemptions during the period. See Note 16 - Related Party Transactions for more information.
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
In connection with the adoption of ASU No. 2015-07, Fair Value Measurement (Topic 820), FASB Accounting Standards Codification 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of June 30, 2018 and December 31, 2017, our short term investments in Clinton Lighthouse and the GBAM Fund were fair valued using the net asset value as practical expedient and has been removed from the fair value hierarchy table above.
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
The Company purchased 13,879 shares during the three and six months ended June 30, 2018. Since the inception of the November 14, 2016 authorization, we have repurchased 65,915 shares of common stock for $0.3 million and, as of June 30, 2018, we had remaining authorization to repurchase 434,085 additional shares. The treasury stock held as of June 30, 2018 was acquired at an average price of $45.95 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2017	633,939
Purchases	13,879
Restricted stock grants	(160,146)
Forfeitures and other	46,838
Balance as of June 30, 2018	534,510

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2017	$(18.2)	$(0.7)	$(18.9)
Other comprehensive income (loss) before reclassifications, net of tax	—	(0.2)	(0.2)
Amounts reclassified from accumulated other comprehensive income, net of tax	0.2	—	0.2
Net current period other comprehensive income	0.2	(0.2)	—
Balance as of June 30, 2018	$(18.0)	$(0.9)	$(18.9)
Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations Where (Gain) Loss is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Amortization of net actuarial loss	$0.1	$0.1	$0.2	$0.2	Other income (expense)
Cumulative translation adjustment	0.1	—	(0.2)	—	Discontinued operations
Total reclassifications for the period	$0.2	$0.1	$—	$0.2
Income taxes are not provided for cumulative translation adjustment relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive income (loss) items that are also recorded as part of net income (loss) and are presented net of taxes in the Consolidated Statements of Comprehensive Income (Loss).
382 Rights Agreement
On June 18, 2018, pursuant to a Resolution of the Board of Directors at its Meeting on April 13, 2018, our stockholders approved the extension of the term of the 382 Rights Agreement, dated as of August 7, 2015 by and between the Company, and Equiniti Group plc (as assignee of Wells Fargo Bank, N.A.) as Rights Agent, until August 7, 2021. See Note 13 - Shareholders' Equity in our Annual Report on Form 10-K for the year ended December 31, 2017, for more information on the 382 Rights Agreement.
Note 14 — Segment Information
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
In June 2017, we launched the GBAM Fund which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of June 30, 2018, we invested $3.0 million in the GBAM Fund. We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Condensed Consolidated Financial Statements as part of the Asset Management Business shown below.
As of June 30, 2018, the Nexsan Business and Asset Management Business are our reportable segments.
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
Net revenue and operating loss from continuing operations by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Net revenue
Nexsan Business	$8.1	$8.8	$17.4	$18.4
Asset Management Business	(0.1)	—	—	—
Total net revenue	$8.0	$8.8	17.4	$18.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Operating income (loss) from continuing operations
Nexsan Business	$0.1	$(3.6)	$0.2	$(7.9)
Asset Management Business	(0.9)	(0.8)	(1.8)	(1.7)
Total segment operating loss	(0.8)	(4.4)	(1.6)	(9.6)
Corporate and unallocated	(0.8)	(1.4)	(1.6)	(3.2)
Restructuring and other	(0.1)	0.6	(0.1)	0.1
Total operating loss	(1.7)	(5.2)	(3.3)	(12.7)
Interest expense	(0.1)	—	(0.2)	—
Net losses from GBAM Fund activities	(0.4)	—	(0.5)	—
Other income (expense), net	(0.1)	(0.6)	0.5	(0.5)
Loss from continuing operations before income taxes	$(2.3)	$(5.8)	$(3.5)	$(13.2)
Note 15 — Litigation, Commitments and Contingencies
The Company is a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of June 30, 2018, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.
Intellectual Property Litigation
The Company is subject to allegations of patent infringement by our competitors as well as non-practicing entities (“NPEs”) - sometimes referred to as "patent trolls" - who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, as of June 30, 2018, the Company is not able to reasonably estimate with precision the amount of any monetary liability or financial impact that may be incurred with respect to these matters. As of June 30, 2018, except as set forth below with respect to the IOENGINE settlement, given the exits from the Legacy Businesses, the Company believes that the ultimate resolution of these matters in the aggregate will not materially adversely affect our financial condition, results of operations and cash flows.
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
On May 6, 2016, Nexsan Technologies Incorporated, a subsidiary of NXSN (“NTI”), filed a complaint in United States District Court for the District of Massachusetts seeking a declaratory judgment against EMC Corporation (“EMC”). NTI alleges that NTI has a priority of right to use certain of its UNITY trademarks and that NTI’s prosecution of its trademark applications with the respect to, and to use of, such trademarks does not infringe upon EMC’s trademarks. In addition, NTI seeks injunctive relief to prevent EMC from threatening NTI with legal action related to use of UNITY trademarks or making any public statements or statements to potential customers calling into question NTI’s right to use UNITY trademarks. EMC has answered and counterclaimed alleging that NTI’s use of the UNITY trademark infringes EMC’s common law rights in the UNITY and EMC UNITY trademarks. The United States District Court for the District of Massachusetts (USDC) has found (in an interlocutory ruling) that any prior use by EMC was not sufficient to overcome NTI’s priority by virtue of its filing of its trademark applications.  We are currently seeking an order from the USDC compelling the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (TTAB) to proceed to determine the registrability of “Nexsan Unity” over EMC’s opposition, which the TTAB has refused so far to do until the USDC proceeding is completely final.
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
ICJ was a defendant in a lawsuit in The Tokyo District Court, Civil 49th Division, brought against it by Suntop Art Work Co., Ltd., seeking damages of at least 100 Million Yen (approximately $900,000 at the current exchange rate) plus interest, based on allegations that ICJ is in violation of a Japanese legal equitable principle requiring long-term business counterparties to provide a judicially-determined adequate notice of cessation of business even when a shorter time has been agreed in writing by the parties. This case was settled and dismissed in exchange for a payment by ICJ of 5 Million Yen (approximately $45,000 at the then current exchange rate) on June 11, 2018.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU’s October 2010 ruling and subsequent litigation and law-making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 CJEU ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to certain court rulings in those jurisdictions. As of June 30, 2018 and December 31, 2017, we had accrued liabilities of $5.8 million and $5.6 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. These accruals are recorded as “Other current liabilities” on the Company’s Consolidated Balance Sheets (and not within discontinued operations). The Company’s management oversees copyright levy matters and continues to explore options to resolve these matters.
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
France. We have overpaid levies related to sales into the Company’s commercial channel in an amount of $55.1 million. We adopted a practice of offsetting ongoing levy liability with the French collecting society for IEBV’s sales in the consumer channel against the $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channels sales prior to the October 21, 2010 CJEU ruling). During the fourth quarter of 2013, GlassBridge reversed $9.5 million of French copyright levies (existing at the time of a 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid to cost of sales. As of June 30, 2018, we had offset approximately $14.4 million. We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $14.4 million of levies on consumer channel sales in France. However, such amounts are currently subject to challenge in court and there is no certainty that our estimates would be upheld and supported. In December 2012, IEBV filed a complaint against the French collection society, Copie France, for reimbursement of the $55.1 million in commercial channel levies that IEBV had paid prior to October 2010. A hearing occurred on December 8, 2015, in the High Court of Justice (Tribunal de Grande Instance de Paris (“TGIP”)) on IEBV’s claim and Copie France’s counterclaim. On April 8, 2016, the TGIP rejected all of IEBV’s claims finding that the European Union law arguments raised by IEBV were inapplicable and relied solely on French law to grant Copie France’s counterclaims of approximately $17 million. IEBV has filed a notice of appeal which suspends enforcement of the ruling. We believe Copie France’s counterclaims are without merit and intend to defend IEBV's position vigorously. Despite the April 2016 ruling of the TGIP, the Company does not believe it to be probable that it will have to make any copyright levy payments in the future to Copie France and, accordingly, has not recorded an accrual for this matter. Given a recent decision of one of France’s two highest courts, the Conseil d’Etat, supporting the position taken by the TGIP, the likely outcome and time to reach a final resolution through the appellate process that could involve France’s other highest court, the Cours de Cassation, and possibly also again the CJEU, remains unclear. We estimate, however, that an ultimate net recovery remains reasonably foreseeable, which could be in the millions of dollars.

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
Germany. During the first quarter of 2015, GlassBridge reversed $2.8 million accrual for German copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society. The reversal was recorded as a reduction of cost of sales. As of June 30, 2018, IEBV and its German subsidiary are in the process of finalizing an agreed settlement with the German collecting society that would result in mutual releases with a payment by IEBV of an amount that would not have a material adverse effect upon IEBV.
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
Litigation Finance Agreement
On May 21, 2018 (the “Signing Date”), IEBV entered into a litigation finance and management agreement (the “Litigation Management Agreement”), effective as of May 1, 2018 (the “Effective Date”), with Mach 5 B.V., a company organized under the laws of the Netherlands (“Mach 5”), relating to the Dutch Litigation and the French Litigation. Mach 5 and its affiliates possess expertise and have an interest in the subject matter of the Dutch Litigation and the French Litigation.
Pursuant to the Litigation Management Agreement, Mach 5 has agreed, as of the Effective Date, to assume the responsibility for paying IEBV’s legal fees and expenses and managing the tactics and strategy of IEBV’s Dutch and French counsel relating to the Dutch Litigation and the French Litigation and to pay fifty percent (50%) of the legal fees of IEBV’s Dutch counsel incurred from March 1, 2018 through the Effective Date. In addition, IEBV has agreed that Mach 5 will be entitled to receive the following percentages of all amounts actually received by IEBV in the Dutch Litigation and French Litigation, whether by settlement or legal process (net of any amounts payable to IEBV’s French counsel in respect of any contingent fee arrangement in effect on the Effective Date):
•Thirty percent (30%) if received within one year after the Signing Date;
•Twenty-seven and one-half percent (27.5%) if received after one year after the Signing Date; and
•Twenty-five percent (25%) if received after two years after the Signing Date.
Neither party to the Litigation Management Agreement will have the right to terminate it prior to the third anniversary date of the Signing Date unless there is an uncured material breach of the agreement.
Indemnification Obligations
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of June 30, 2018 and 2017, estimated liability amounts associated with such indemnifications were not material.
Environmental Matters
Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of June 30, 2018. Compliance with environmental regulations has not had a material adverse effect on our financial results.
Sold Accounts Receivable Litigation
As noted above, following the NXSN Transaction, in the first quarter of 2017, Nexsan Technologies, Inc. (“NTI”) sold $1.2 million of its accounts receivable to individuals introduced by or affiliated with Spear Point for a discounted purchase price of $1.1 million, subject to a right to repurchase within five months of the original sale at the original sales price plus 2% interest per month. The accounts receivable sale was recorded as a sale of financial assets under ASC 860. After exercising the remedies referred to above pursuant to the NXSN Default Notice and the NXSN Exercise Notice, we were made aware that the proceeds of the sold accounts receivable may have been either paid to NTI or canceled or replaced by the account debtors. On June 15, 2018, a lawsuit was commenced in the 22nd Judicial District Court for the Parish of St. Tammany, Louisiana, by two of the purchasers, Messrs. Mack and Romano, against a number of defendants including NTI, NXSN and the Company, and seeking total damages in excess of $500,000, which lawsuit was removed to the United States District Court for the Eastern District of Louisiana on July 10.
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
On January 31, 2017, the Company held a special meeting of the stockholders of the Company at which the stockholders approved the issuance of up to 1,500,000 shares (the “Capacity Shares”) of the Company’s common stock (as adjusted to reflect the Reverse Stock Split), par value $0.01 per share, pursuant to the Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton, as amended by Amendment No. 1 to the Subscription Agreement, dated as of January 9, 2017 (as so amended, the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, on February 2, 2017 (the “Initial Closing Date”), the Company entered into the Capacity and Services Transaction with Clinton Group and GBAM (the “Capacity and Services Transaction”). As consideration for the capacity and services Clinton has agreed to provide under the Capacity and Services Transaction and pursuant to the terms of the Subscription Agreement, the Company issued 1,250,000 shares of the Company’s common stock (as adjusted to reflect the Reverse Stock Split) to Madison Avenue Capital Holdings, Inc. (“Madison”), an affiliate of Clinton, on the Initial Closing Date. The closing price of the Company’s common stock on the Initial Closing Date was $8.10. The Company also entered into a Registration Rights Agreement with Madison on the Initial Closing Date, relating to the registration of the resale of the Capacity Shares as well as a letter agreement with Madison pursuant to which Madison has agreed to a three-year lockup with respect to any Capacity Shares issued to it.
The short term investment balance in Clinton Lighthouse decreased from $0.4 million as of December 31, 2017 to $0.0 million as of June 30, 2018 due to redemptions during the period. Unrealized gains for the three and six months ended June 30, 2018 was less than $0.1 million. We recorded the unrealized gains (losses) within “Other income (expense), net” in the Condensed Consolidated Statements of Operations. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.
Daniel A. Strauss serves as our Chief Operating Officer pursuant to the terms of a Services Agreement we entered into with Clinton on March 2, 2017 (the “Services Agreement”). The Services Agreement provides that Clinton will make available one of its employees to serve as Chief Operating Officer of the Company, and any subsidiary of the Company we may designate from time to time, as well as provide to GBAM, our investment adviser subsidiary, certain additional services. Pursuant to the terms of the Services Agreement, we may request that Clinton designate a mutually agreeable replacement employee to serve as Chief Operating Officer or terminate Clinton’s provision of an employee to us for such role. Under the Services Agreement, we have agreed to pay Clinton $125,000 for an initial term concluding on May 31, 2017, which term will automatically renew unless terminated for successive three-month terms at a rate of $125,000 per renewal term. If the Services Agreement is terminated prior to the conclusion of a term, we will be reimbursed for the portion of the prepaid fee attributable to the unused portion of such term. Clinton will continue to pay Mr. Strauss’s compensation and benefits and we have agreed to pay or reimburse Mr. Strauss for his reasonable expenses. Pursuant to the terms of the Services Agreement, we have also agreed to indemnify Mr. Strauss, Clinton, any substitute Chief Operating Officer and certain of their affiliates for certain losses. As of June 30, 2018, the Company paid Clinton $750,000 under this Services Agreement and recorded $250,000 and $166,668 within “Selling, general and administrative” in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017, respectively.
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
In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of June 30, 2018, we invested $4.0 million in the GBAM Fund. Our cash and cash equivalents balance as of June 30, 2018 included the $4.0 million invested in the GBAM Fund.
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

Executive Summary
Consolidated Results of Operations for the Three Months Ended June 30, 2018

•
Net revenue from continuing operations of $8.0 million ($8.1 million related to the Nexsan Business) for the three months ended June 30, 2018 was down compared with $8.8 million (solely related to the Nexsan Business) in the same period last year. The decrease was primarily a result of our effort to optimize investment in sales and marketing, which was scaled back by approximately 42% year-over-year.

•
Operating loss from continuing operations was $1.7 million for the three months ended June 30, 2018 compared to an operating loss of $5.2 million in the same period last year. This was an improvement of $3.5 million, primarily due to significant improvements in the Nexsan Business.

•	Basic and diluted loss per share from continuing operations was $0.39 for the three months ended June 30, 2018, compared with a basic and diluted loss per share of $0.78 for the same period last year.
Consolidated Results of Operations for the Six Months Ended June 30, 2018

•
Net revenue from continuing operations (solely related to the Nexsan Business) of $17.4 million for the six months ended June 30, 2018 was down compared with $18.4 million in the same period last year or approximately 5.4%. The decrease was primarily a result of our effort to optimize investment in sales and marketing, which was scaled back by approximately 38% year-over-year.

•
Operating loss from continuing operations was $3.3 million for the six months ended June 30, 2018 compared to an operating loss of $12.7 million in the same period last year. This was an improvement of $9.4 million, primarily due to significant improvements in the Nexsan Business and corporate general and administrative expenses.

•	Basic and diluted loss per share from continuing operations was $0.65 for the six months ended June 30, 2018, compared with a basic and diluted loss per share of $2.16 for the same period last year.
Cash Flow/Financial Condition for the Six Months Ended June 30, 2018

•
Cash and cash equivalents totaled $5.3 million at June 30, 2018 compared with $8.8 million at December 31, 2017. The decrease in the cash balance of $3.5 million was primarily due to operating loss, $0.5 million in litigation settlement payments to CMC Magnetic Corp. (“CMC”) and $0.4 million of pension funding. See Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information on the CMC settlement.

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
Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Net revenue	$8.0	$8.8	(9.1)%	$17.4	$18.4	(5.4)%
Net revenue for the three months ended June 30, 2018 decreased 9.1% compared with the same period last year due to significant reductions in our sales force - a key initiative of the Nexsan turnaround plan.

Net revenue for the six months ended June 30, 2018 decreased (5.4)% compared with the same period last year due to significant reductions in our sales force - a key initiative of the Nexsan turnaround plan.

See Segment Results for further discussion of our reporting segments and products.
Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Gross profit	$3.9	$4.1	(4.9)%	$8.8	$8.5	3.5%
Gross margin	48.8%	46.6%		50.6%	46.2%
Gross profit for the three months ended June 30, 2018 decreased by $0.2 million due revenue decline. Gross margin percentage increased by 2.2% compared with the same period last year primarily due to product mix changes.
Gross profit for the six months ended June 30, 2018 increased by $0.3 million and gross margin percentage increased by 4.4% compared to the same period last year primarily due to product mix changes. Service revenue has a higher gross margin that product revenue and for the six months ended June 30, 2018 service revenue accounted for approximately 32% of total revenue compared to 26% of total revenue for the same period in 2017.
Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Selling, general and administrative	$4.7	$7.7	(39.0)%	$9.9	$16.6	(40.4)%
As a percent of revenue	58.8%	87.5%		56.9%	90.2%
SG&A expense decreased for the three months ended June 30, 2018 by $3.0 million (or 39.0%) compared with the same period last year primarily due to Nexsan Business cost reductions of $2.3 million and corporate cost reductions of $0.5 million. Nexsan Business and corporate cost reductions primarily relate to headcount reductions and legal costs. The Company now maintains a small team at its headquarters in Oakdale, Minnesota.
SG&A expense decreased for the six months ended June 30, 2018 by $6.7 million (or 40.4%) compared with the same period last year primarily due to Nexsan Business cost reductions of $5.0 million and corporate cost reductions of $1.5 million. Nexsan Business and corporate cost reductions primarily relate to headcount reductions and legal costs. The Company now maintains a small team at its headquarters in Oakdale, Minnesota.

Research and Development (“R&D”)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Research and development	$0.7	$2.2	(68.2)%	$1.9	$4.7	(59.6)%
As a percent of revenue	8.8%	25.0%		10.9%	25.5%
R&D expense decreased by $1.5 million and $2.8 million for the three and six months ended June 30, 2018, respectively, compared with the same period last year. The reduction in R&D expenses was primarily related to eliminating investment in Transporter technology, which did not generate sufficient return.

Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Restructuring and other	$0.1	$(0.6)	(116.7)%	$0.1	$(0.1)	(200.0)%
For the three months ended June 30, 2018, there were $0.1 million of restructuring and other expenses compared to ($0.6) million for the same period last year. Restructuring and other expenses increased by $0.7 million year over year due to a prior year asset sale and prior year certain corporate accrual reversals.
For the three six ended June 30, 2018, there were $0.1 million of restructuring and other expenses compared to ($0.1) million for the same period last year. Restructuring and other expenses increased by $0.2 million year over year due to a prior year asset sale, prior year certain corporate accrual reversals and lower severance costs this year.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.
Operating Loss from Continuing Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Operating loss from continuing operations	$(1.7)	$(5.2)	(67.3)%	$(3.3)	$(12.7)	(74.0)%
As a percent of revenue	(21.3)%	(59.1)%		(19.0)%	(69.0)%
Operating loss from continuing operations decreased by $3.5 million for the three months ended June 30, 2018 compared with the same period last year primarily due to a $2.9 million decrease in SG&A, a $1.5 million decrease in R&D expenses, a $0.7 million increase in restructuring and other expenses and a $0.2 million decrease in gross profit.
Operating loss from continuing operations decreased by $9.4 million for the six months ended June 30, 2018 compared with the same period last year primarily due to a $6.6 million decrease in SG&A, a $2.8 million decrease in R&D expenses, a $0.2 million increase in restructuring and other expenses and a $0.3 million increase in gross profit.

Other Income (Expense)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Interest expense	$(0.1)	$—	NM	(0.2)	—	NM
Net gain (loss) from GBAM Fund activities	(0.4)	—	NM	(0.5)	—	NM
Other income (expense), net	(0.1)	(0.6)	(83.3)%	0.5	(0.5)	(200.0)%
Total other income (expense)	$(0.6)	$(0.6)	—%	$(0.2)	$(0.5)	(60.0)%
As a percent of revenue	(7.5)%	(6.8)%		(1.1)%	(2.7)%
“NM” - Indicates the Percent Change is not meaningful
Total other expense for the three months ended June 30, 2018 was $(0.6) million compared to $(0.6) million for the same period last year. The change was primarily driven by other income of $0.5 million , GBAM losses of $(0.4) million and interest expense of $(0.1) million.
Total other income for the six months ended June 30, 2018 was $(0.2) million compared to $(0.5) million for the same period last year. The change was primarily driven by other income of $1.0 million, GBAM losses of $(0.5) million, and interest expense of $(0.2) million.
See Asset Management Business discussion within the Segment Results section for additional information on net gain (loss) from GBAM Fund activities.

Income Tax Benefit (Provision)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Income tax benefit (provision)	$—	$(0.1)	(100.0)%	$(0.1)	$—	NM
Effective tax rate	0.0%	1.7%		0.5%	—%
The change in the income tax provision for the three months ended June 30, 2018 compared to the same period last year was related to foreign subsidiary income tax accruals. The effective income tax rate for the three months ended June 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.
Income (Loss) from Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018	2017
Net revenue	$1.4	$—	$1.4	$—
Cost of goods sold	1.3	—	1.3	—
Gross profit	0.1	—	0.1	—
Selling, general and administrative	0.3	0.9	0.7	2.9
Restructuring and other	(0.1)	(0.5)	—	(0.4)
Other (income) expense	(0.7)	1.0	(0.7)	0.9
Loss from discontinued operations, before income taxes	0.6	(1.4)	0.1	(3.4)
Income tax benefit	0.1	0.2	0.2	0.2
Loss from discontinued operations, net of income taxes	$0.7	$(1.2)	$0.3	$(3.2)
Discontinued operations comprise results from our Legacy Businesses. For the three and six months ended June 30, 2018, loss from discontinued operations decreased by $1.9 million and $3.5 million, respectively, compared with the same periods last year mainly due to a decrease in selling, general and administrative expenses and translation impact.
See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.
Segment Results
Following the launch of GBAM, the Nexsan Business and Asset Management Business are our reportable segments as of June 30, 2018. The Legacy Businesses were reported within discontinued operations.
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
Information related to our segments is as follows:
     Nexsan Business

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Net revenue	$8.1	$8.8	(8.0)%	$17.4	$18.4	(5.4)%
Operating income (loss)	$0.1	$(3.6)	(102.8)%	0.2	(7.9)	(102.5)%
As a percent of revenue	1.2%	(40.9)%		1.1%	(42.9)%

Nexsan Business revenue decreased by 8.0% for the three months ended June 30, 2018 compared with the same period last year. The decrease was primarily due to market decline in the block hard drive disk and hybrid flash storage arrays market sector, which affected sales of certain of the products sold by our partially-owned data storage business.
Nexsan Business revenue decreased by 5.4% for the six months ended June 30, 2018 compared with the same period last year. The decrease was primarily due to market decline in the block hard drive storage arrays market sector, which affected sales of certain of the products sold by our partially-owned data storage business, partially offset by increased sales of enterprise save, share and sync cloud products.
Operating income was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, compared to operating loss of $3.6 million and $7.9 million for the same periods last year primarily driven by the recent restructuring effort.
Asset Management Business

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Net revenue	$(0.1)	$—	NM	$—	$—	NM
Operating loss	$(0.9)	$(0.8)	12.5%	$(1.8)	$(1.7)	5.9%
Net gain (loss) from GBAM Fund activities	$(0.4)	$—	NM	$(0.5)	$—	NM
As a percent of revenue	NM	NM		NM	NM
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
The operating loss for the three and six months ended June 30, 2018 included marketing, operating personnel and consulting costs of $0.3 million and $0.7 million, respectively. We retained and utilized various consultants and outside legal counsel to assist in the development of policies, procedures and compliance functionality tailored to the launch of GBAM.  These outside resources were tasked with building and launching an asset management platform designed to comply with all applicable laws and regulations.  Because we intend for the scope of our Asset Management Business to increase substantially, management instructed our consultants and counsel to focus on developing a platform that is well-positioned to scale up in an efficient manner as our business grows.
In addition, we incurred $0.4 million of amortization cost during the quarter and $0.9 million this year related to the 1,250,000 shares of our common stock issued as consideration under the Capacity and Services Transaction. See Note 6 - Intangible Assets and Note 16 - Related Party Transactions in our Notes to Condensed Consolidated Financial Statements in Item 1 for additional information.
The operating loss for the three and six months ended June 30, 2018 also included fund expenses of $0.1 million and $0.2 million, respectively related to the GBAM Fund.
Net loss from GBAM Fund activities were $0.4 million and $0.5 million for the three and six months ended June 30, 2018, respectively. Net gain (loss) from GBAM Fund activities primarily represents realized and unrealized gains and losses for the GBAM Fund.

Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Corporate and unallocated operating loss	$(0.8)	$(1.4)	(42.9)%	$(1.6)	$(3.2)	(50.0)%
Restructuring and other	(0.1)	0.6	(116.7)%	(0.1)	0.1	(200.0)%
Total	$(0.9)	$(0.8)		$(1.7)	$(3.1)
For the three months ended June 30, 2018, corporate and unallocated operating loss consists of $0.8 million of corporate general and administrative expenses, a 42.9% reduction year over year. Restructuring and other expenses increased by $0.7 million year over year due to a prior year asset sale and prior year certain corporate accrual reversals.
For the six months ended June 30, 2018, corporate and unallocated operating loss consists of $1.6 million of corporate general and administrative expenses, a 50.0% reduction year over year. Restructuring and other expenses increased by $0.2 million year over year due to a prior year asset sale and prior year certain corporate accrual reversals and lower severance costs this year.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.
Impact of Changes in Foreign Currency Rates
The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the six months ended June 30, 2018.
Financial Position
Our cash and cash equivalents balance as of June 30, 2018 was $5.3 million compared to $8.8 million as of December 31, 2017. Our restricted cash balance as of June 30, 2018 was $0.6 million compared to $1.9 million as of December 31, 2017.
Our accounts receivable balance as of June 30, 2018 was $5.4 million, a decrease of $0.4 million from $5.8 million as of December 31, 2017. Days sales outstanding (“DSO”) was 52 days as of June 30, 2018, down eight days from December 31, 2017. DSO is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of June 30, 2018 was $2.7 million, a decrease of $0.8 million from $3.5 million as of December 31, 2017. Days of inventory supply was 84 days as of June 30, 2018, down 9 days from December 31, 2017, primarily due to supply chain improvements. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of June 30, 2018 was $5.3 million, which was unchanged from $6.1 million as of December 31, 2017.
Our other current liabilities balance as of June 30, 2018 was $15.5 million compared to $16.7 million as of December 31, 2017. The decrease of $1.2 million was mainly due to the decrease of accrued expenses and deferred revenues.

Liquidity and Capital Resources
Cash Flows Provided by (Used in) Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2018	2017
Net loss	$(3.3)	$(16.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1.2	2.1
Stock-based compensation	(0.3)	—
Pension settlement and curtailments	0.2	—
Short term investment	0.7	18.7
Other, net	0.1	(0.4)
Changes in operating assets and liabilities	(3.2)	2.7
Net cash provided by (used in) operating activities	$(4.6)	$6.7
Cash used in operating activities was $4.6 million for the six months ended June 30, 2018, which primarily related to operating loss. Cash provided by operating activities was $6.7 million for the six months ended June 30, 2017, primarily relating to redemptions of our investment in Clinton Lighthouse and other short term investments that were partially offset by the operating loss.
Cash Flows Used in Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2018	2017
Capital expenditures	$(0.2)	$(0.6)
Proceeds from sale of assets and business	—	0.2
Purchase of equity securities	—	(4.0)
Net cash used in investing activities	$(0.2)	$(4.4)
Cash used in investing activities for the six months ended June 30, 2017 primarily related to our strategic investment in equity securities.
Cash Flows Provided by Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2018	2017
Capital contributions from noncontrolling interest	—	4.0
Net cash provided by financing activities	$—	$4.0
Cash provided by financing activities for the three months ended June 30, 2017 represented proceeds from NXSN’s sale of non-voting preferred stock to SPPE in connection with the NXSN Transaction.
We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents and short term investments. Our primary operating liquidity needs relate to our working capital and funding our operations.
We had $5.3 million cash and cash equivalents on hand as of June 30, 2018.
Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $3.5 million, pension funding of approximately $2.8 million, other of $0.5 million, and any cash shortfall associated with Nexsan and the Asset Management Business.
We expect that our cash and potential asset recovery from the legacy business. and asset monetization will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.
Copyright Levies
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Short Term Investment
See Note 12 - Fair Value measurements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Off Balance Sheet Arrangements
As of June 30, 2018, we did not have any material off-balance sheet arrangements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018, the end of the period covered by this report, the Chairman and principal executive officer, Joseph A. De Perio, and the Interim Chief Executive Officer and Chief Financial Officer, Danny Zheng, have concluded that the disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended June 30, 2018, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations).  All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance.  As of June 30, 2018, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters.  It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.
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
ICJ was a defendant in a lawsuit in The Tokyo District Court, Civil 49th Division, brought against it by Suntop Art Work Co., Ltd., seeking damages of at least 100 Million Yen (approximately $900,000 at the current exchange rate) plus interest, based on allegations that ICJ is in violation of a Japanese legal equitable principle requiring long-term business counterparties to provide a judicially-determined adequate notice of cessation of business even when a shorter time has been agreed in writing by the parties. This case was settled and dismissed in exchange for a payment by ICJ of 5 Million Yen (approximately $45,000 at the then current exchange rate) on June 11, 2018.
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
Imation do Brasil Ltda. is the plaintiff in three unrelated lawsuits in Brazil. We have agreed on a contingency arrangement with local counsel to minimize litigation costs going forward. While we believe each case is entirely meritorious, and will result in substantial net recoveries for the Company, there is no assurance as to either the amounts or timing of any such recoveries. The largest matter was settled on or about August 1, 2018, resulting in a net cash recovery for Imation do Brasil of approximately $750,000.
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
101
The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.
Date:	August 14, 2018	/s/ Danny Zheng
Name: Danny Zheng
Title: Interim Chief Executive Officer and Chief Financial Officer (duly authorized officer and principal financial officer)