Form 10-Q
period 2018-09-30
GlassBridge Enterprises, Inc.
filed 2018-11-13
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,137,487 shares of Common Stock, par value $0.01 per share, were outstanding as of November 9, 2018.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenue	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Selling, general and administrative	1.9	2.3	5.1	7.0
Research and development	—	—	—	—
GBAM Fund expenses	0.1	0.3	0.3	0.3
Restructuring and other	—	0.1	0.1	—
Total operating expenses	2.0	2.7	5.5	7.3
Operating loss from continuing operations	(2.0)	(2.7)	(5.5)	(7.3)
Other income (expense):
Interest expense	—	—	(0.1)	—
Net gain (loss) from GBAM Fund activities	(0.2)	1.0	(0.7)	1.0
Other income (expense), net	0.1	0.1	0.4	(0.6)
Total other income (expense)	(0.1)	1.1	(0.4)	0.4
Loss from continuing operations before income taxes	(2.1)	(1.6)	(5.9)	(6.9)
Income tax benefit	—	3.5	—	3.5
Gain (loss) from continuing operations	(2.1)	1.9	(5.9)	(3.4)
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes	6.1	—	6.1	—
Gain (loss) from discontinued operations, net of income taxes	2.9	6.1	3.7	(1.5)
Gain (loss) from discontinued operations, net of income taxes	9.0	6.1	9.8	(1.5)
Net gain (loss)	$6.9	$8.0	$3.9	$(4.9)

Gain (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(0.40)	$0.38	$(1.16)	$(0.74)
Discontinued operations	1.73	1.22	1.92	(0.33)
Net gain (loss)	$1.33	$1.60	$0.76	$(1.07)

Weighted average common shares outstanding:
Basic and diluted	5.2	5.0	5.1	4.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (INCOME) LOSS
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$6.9	$8.0	$3.9	$(4.9)

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	—	(0.8)	—	(0.8)
Reclassification of adjustment for defined benefit plans recorded in net loss	0.1	0.9	0.3	1.1
Total net pension adjustments	0.1	0.1	0.3	0.3

Net foreign currency translation:
Unrealized foreign currency translation gains (losses)	0.9	0.1	0.7	0.1
Total net foreign currency translation	0.9	0.1	0.7	0.1

Total other comprehensive income (loss), net of tax	1.0	0.2	1.0	0.4

Comprehensive income (loss)	$7.9	$8.2	$4.9	$(4.5)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6.3	$8.7
Short term investments	—	0.7
Accounts receivable, net	0.7	—
Inventories	—	—
Other current assets	1.0	0.5
Current assets of discontinued operations	1.1	11.5
Total current assets	9.1	21.4
Property, plant and equipment, net	—	—
Intangible assets, net	6.8	8.2
Other assets	6.4	6.4
Non-current assets of discontinued operations	1.5	4.2
Total assets	$23.8	$40.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$0.3	$0.3
Other current liabilities	8.9	7.6
Current liabilities of discontinued operations	4.9	20.2
Total current liabilities	14.1	28.1
Other liabilities	21.6	25.2
Other liabilities of discontinued operations	4.8	13.6
Total liabilities	40.5	66.9
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10 million shares, 5.7 million issued at September 30, 2018; 5.7 million issued at December 31, 2017	0.1	0.1
Additional paid-in capital	1,049.0	1,050.9
Accumulated deficit	(1,023.2)	(1,027.5)
Accumulated other comprehensive loss	(17.9)	(18.9)
Treasury stock, at cost: 0.6 million shares at September 30, 2018; 0.6 million shares at December 31, 2017	(24.7)	(26.6)
Total GlassBridge Enterprises, Inc. shareholders’ deficit	(16.7)	(22.0)
Noncontrolling interest	—	(4.7)
Total shareholders’ deficit	(16.7)	(26.7)
Total liabilities and shareholders’ deficit	$23.8	$40.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net gain (loss)	$3.9	$(4.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1.7	3.2
Stock-based compensation	(0.3)	0.2
Change in noncontrolling interest	—	0.1
Loss on abandonment of unused property, plant and equipment	—	1.1
Pension settlement and curtailments	0.3	—
Gain on sale of asset	(6.1)	(1.0)
Short term investment	0.7	19.3
Other, net	0.1	(0.2)
Changes in operating assets and liabilities	(9.1)	(8.0)
Net cash provided by (used in) operating activities	(8.8)	9.8
Cash Flows from Investing Activities:
Capital expenditures	(0.2)	(0.9)
Purchase of equity securities	—	(4.0)
Proceeds from sale of disposal group	5.0	—
Proceeds from sale of assets and business	—	0.5
Net cash used in investing activities	4.8	(4.4)
Cash Flows from Financing Activities:
Purchase of treasury stock	—	(0.1)
Net cash provided by financing activities	—	(0.1)

Net change in cash and cash equivalents	(4.0)	5.3
Cash, cash equivalents and restricted cash — beginning of period	10.7	21.3
Cash, cash equivalents and restricted cash — end of period (a)	$6.7	$26.6

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$0.2	$—
Supplemental disclosures of non-cash investing and financing activities:
Non-cash transaction with Clinton Group, Inc.	$—	$10.1

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets
Current assets:
Cash and cash equivalents	$6.3	$15.7
Restricted cash included in other current assets	—	0.2
Restricted cash included in current assets of discontinued operations	—	9.0
Non-current assets:
Restricted cash included in non-current assets of discontinued operations	0.4	1.7
Total cash, cash equivalents and restricted cash	$6.7	$26.6
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
The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”) and the Nexsan Business (which includes the “Nexsan Group” as defined below), are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our “Asset Management Business,” which consists of our investment advisory business conducted through GBAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses or the Nexsan Business. Assets and liabilities directly associated with our Legacy Businesses and Nexsan Business and that are not part of our ongoing operations have been separately presented on the face of our Condensed Consolidated Balance Sheet as of both September 30, 2018 and December 31, 2017. See Note 4 - Discontinued Operations for further information.
Sale of NXSN
Background of Sale
On August 16, 2018, the Company simultaneously acquired all of the capital stock of NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”) from Humilis Holdings Private Equity LP f/k/a Spear Point Private Equity LP (“Humilis”) and sold all of the capital stock of the Nexsan Group (as defined herein) (collectively, the “NXSN Transaction”) to StorCentric, Inc. (the “Buyer”), a newly-incorporated Delaware company affiliated with Drobo, Inc., a Delaware corporation (“Drobo”). As previously reported, NXSN owned all of the issued and outstanding shares of capital stock (the “Nexsan Shares”) of Nexsan Corporation, a Delaware corporation (“Nexsan”); and Nexsan owns all the outstanding capital stock of the following companies: Nexsan Technologies Limited, an England and Wales entity (“Nexsan UK”), Nexsan Technologies Incorporated, a Delaware corporation (“Nexsan US”), Connected Data, Inc., a California corporation (“Connected Data”), and 6360246 Canada Inc, a Canadian corporation (“First Canadian Entity” and collectively with Nexsan UK, Nexsan US, Connected Data, the “Direct Subsidiaries”); and First Canadian Entity owns all of the outstanding capital stock of Nexsan Technologies Canada, Inc., a Canadian corporation (“Nexsan Canada” and collectively with the Second Canadian Entity, the “Indirect Subsidiaries” and the Indirect Subsidiaries collectively with the Direct Subsidiaries and Nexsan, the “Nexsan Group”).

Prior to the NXSN Transaction, the Corporation owned fifty percent of the common stock of NXSN and a Senior Secured Convertible Note of NXSN dated January 23, 2017 (the “NXSN Note”) in the original principal amount of $25,000,000, which Note was declared in default on November 14, 2017 The NXSN Note is secured in favor of the Corporation by that certain Guaranty and Security Agreement dated as of January 23, 2017 by and among NXSN, Nexsan, the Corporation and the other parties thereto (the “NXSN Security Agreement”) pursuant to which inter alia Nexsan, Connected Data and Nexsan US, collectively, had guaranteed the obligations of NXSN under the NXSN Note (collectively, the “Nexsan Guaranty”). The Corporation had pledged the NXSN Note as security for that certain GlassBridge Enterprises, Inc. Secured Promissory Note dated September 28, 2017 (the “GlassBridge Note”) issued in favor of IOENGINE, LLC, a Delaware limited liability company(“IOENGINE”) in the original principal amount of $4,000,000 pursuant to that certain Pledge Agreement dated September 28, 2017 by and between the Corporation and IOENGINE (the “GlassBridge Pledge Agreement”), in connection with the settlement of litigation with IOENGINE.
The Corporation had acquired from Connected Data a Promissory Note dated May 15, 2015 made by Drobo initially in favor of Connected Data (including the related allonge, the “Drobo Note”).
Description of Sale and Material Agreements
As the first step in the NXSN Transaction, the Corporation caused NXSN to enter into an Exchange Agreement dated as of August 16, 2018 with Humilis (the “NXSN-Humilis Agreement”) pursuant to which NXSN agreed to grant Humilis an option to purchase the Nexsan Shares (the “Share Option”), equal to an aggregate of 140,000,500 shares of NXSN common stock and 5,600,000 shares of NXSN preferred stock, as set forth in an assignable Option Agreement dated as of an even date with the NXSN-Humilis Agreement (the “Option Agreement”) in exchange, inter alia, for the transfer to the Corporation of all of Humilis’ equity interests in NXSN.
Such Option Agreement was then assigned to Humilis Holdings LLC, an affiliate of Humilis, which, in turn, assigned the Option Agreement to Buyer pursuant to an Assignment of Contract by and between Humilis Holdings LLC and Buyer (the “Buyer-Humilis Assignment”), after which Buyer exercised the Share Option in accordance with the terms of the Option Agreement by entering into that certain Stock Purchase Agreement, dated August 16, 2018 (the “SPA”), by and among StorCentric, Inc., as Buyer, NXSN, as Seller, and the Corporation as Parent, contemplating gross proceeds in the amount of $5,675,000 (the “SPA Gross Proceeds”).
Subject to the terms and conditions of the SPA and the ancillary agreements referred to in the SPA (the “Ancillary Agreements”) (i) the Corporation and NXSN caused the Nexsan Guaranty and all encumbrances on the Nexsan Shares and the assets and business of Nexsan and the Nexsan Subsidiaries, including under the NXSN Security Agreement to be released, (ii) NXSN transferred all right, title and interest in and to the Nexsan Shares to Buyer free and clear of all encumbrances, (iii) Buyer paid off any and all amounts due and owing under the GlassBridge Note out of the purchase price otherwise payable to NXSN in accordance with that certain Pre-Pay Agreement dated as of August 13, 2018 by and among IOENGINE, the Corporation and Scott McNulty (the “IOENGINE Pre-Payment Agreement”), being Two Million Two Hundred Fifty Thousand Dollars ($2,250,000; (iv) in accordance with that certain Settlement Agreement and Mutual Release dated August 10, 2018 entered into inter alia, by NXSN, Nexsan US and Humilis (the “NTI A/R Settlement Agreement”) regarding the Receivables Litigation (as defined in the SPA), Nexsan US paid the Payment (as defined therein); (v) Buyer paid NXSN the Consideration described in the SPA to NXSN as payment in full for the purchase of the Shares, (vi) the Corporation delivered a certification that the original signed Drobo Note cannot be located (with appropriate indemnities) to Buyer and the Drobo Note was deemed to be cancelled, and (vii) all obligations of the Nexsan and the Nexsan Subsidiaries toward the Corporation or NXSN (other than the obligations under the SPA) were extinguished.
The SPA also provided for the placement in an Escrow Account $650,000 of the Consideration (the “Escrowed Funds”) to be held as a possible source of indemnification by NXSN and the Corporation for any indemnifiable costs or liabilities arising within 18 months of the NXSN Transaction. The Corporation does not believe any of the Escrowed Funds should be used; and should therefore be remitted to the Corporation on or about February 16, 2020.Furthermore, The SPA provided for the working capital adjustment toward the SPA Gross Proceeds based on the difference between the actual working capital on July 31, 2018 and the working capital target.
Upon deducting the Escrowed Funds and payment made to IOENGINE pursuant to the IOENGINE Pre-Payment Agreement from the SPA Gross Proceeds, the Corporation received a cash payment of Two Million Seven Hundred Seventy-five Thousand Dollars ($2,775,000.00) in connection with the SPA.
The foregoing is a summary of the NXSN Transaction, and is qualified in its entirety by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission as of August 16, 2018.

Liquidity and Management Plan
The Company incurred operating and cash flow losses for several reporting periods and had a negative working capital balance of $4.8 million as of September 30, 2018. This negative working capital balance raised substantial doubt about our ability to continue as a going concern. However, while the working capital balance is negative overall, it included $6.3 million of cash as of September 30, 2018, which is expected to fund our operations in the next twelve months. As a result, we have undertaken a financial and operational restructuring plan approved by our Board of Directors (the “Board”) prior to the 2018 fiscal year (the “Restructuring Plan”). Operating under the Restructuring Plan includes executing changes to our business model. Management’s execution of the Restructuring Plan, which we believe will alleviate the substantial doubt about our ability to continue as a going concern, is as follows:

•
Nexsan Business:  The Nexsan Business was one of the major factors contributing to negative cash flow in the past. We have divested the Nexsan Business in Q3, 2018 for $5.7 million. We used a portion of the proceeds to pay down debts.

•
Legacy Business:  We settled a substantial majority of our litigation in 2017 which significantly reduces our forecasted expenditures for professional fees and related costs during the next twelve months. We have entered a levy litigation financing agreement with a third party to further reduce legal fees.

•
Pension Liabilities: We are currently in discussions with the Pension Benefit Guaranty Corporation seeking relief from the minimum funding requirements of our U.S. pension plan. As of September 30, 2018, a required contribution of $1.7 million had not been paid and is included in the Company's current liabilities.

•
Corporate:  We made further spending cuts in all areas including costs relating to the compensation of the members of our board and professional fees that are expected to reduce cash outflows by at least $0.5 million per year. Our current liabilities include $5.1 million of levies in Germany that we are disputing. We believe, based on communications from the German collection authorities, that these levy disputes will be settled in our favor within twelve months from the date these financial statements are issued or we will continue to dispute them under a process that will transpire over a period of more than twelve months from the date these financial statements are issued.

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
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Topic 606 only applied to the Nexsan Business, which is reflected in discontinued operations.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. This ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization. The standard will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company retrospectively adopted ASU No. 2017-07 during the first quarter of 2018. The adoption of ASU 2017-07 resulted in the reclassification of $0.1 million of the Company’s net periodic pension cost, other than service cost, from “Selling, general and administrative” into “Other income (expense), net” in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017, and the reclassification of $0.5 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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
In June 2018, the FASB issued ASU No. 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. The ASU applies to entities that receive or make contributions, which primarily are not-for-profit entities but also affects business entities that make contributions. In the context of business entities that make contributions, the FASB clarified that a contribution is conditional if the arrangement includes both a barrier for the recipient to be entitled to the assets transferred and a right of return for the assets transferred (or a right of release of the business entity’s obligation to transfer assets). The recognition of contribution expense is deferred for conditional arrangements and is immediate for unconditional arrangements. The ASU requires modified prospective transition to arrangements that have not been completed as of the effective date or that are entered into after the effective date, but full retrospective application to each period presented is permitted. For the Company, the ASU is effective as of January 1, 2019. The Company does not expect this standard to have a material impact on its consolidated financial statements.
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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU No. 2016-02, Leases. The new ASU offers an additional transition method by which entities may elect not to recast the comparative periods presented in financial statements in the period of adoption and allows lessors to elect a practical expedient to not separate lease and nonlease components when certain conditions are met. This ASU has the same transition requirements and effective date as ASU No. 2016-02, which for the Company is January 1, 2019. The Company does not expect this standard to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, amends, and adds disclosure requirements for fair value measurements. The amended and new disclosure requirements primarily relate to Level 3 fair value measurements. For the Company, the ASU is effective as of January 1, 2020. The removal and amendment of certain disclosures may be early adopted with retrospective application while the new disclosure requirements are to be applied prospectively. As this ASU relates only to disclosures, there will be no impact to the Company’s consolidated results of operations and financial condition.
In August 2018, the FASB issued ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans, which makes minor changes to the disclosure requirements related to defined benefit pension and other postretirement plans. The ASU requires a retrospective transition approach. For the Company, the ASU is effective as of January 1, 2021. As this ASU relates only to disclosures, there will be no impact to the Company’s consolidated results of operations and financial condition.
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
The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share amounts)	2018	2017	2018	2017
Numerator:
Gain (loss) from continuing operations	$(2.1)	$1.9	$(5.9)	$(3.4)
Income (loss) from discontinued operations, net of income taxes	9.0	6.1	9.8	(1.5)
Net gain (loss)	$6.9	$8.0	$3.9	$(4.9)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted	5.2	5.0	5.1	4.6

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(0.40)	$0.38	$(1.16)	$(0.74)
Discontinued operations	1.73	1.22	1.92	(0.33)
Net gain (loss)	$1.33	$1.60	$0.76	$(1.07)

Anti-dilutive shares excluded from calculation	0.2	0.3	0.2	0.3

Note 4 — Discontinued Operations
The operating results for the Legacy Businesses and the Nexsan Business are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.
The key components of the results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Net revenue	$5.1	$9.6	$23.9	$28.0
Cost of goods sold	3.1	5.5	13.0	15.4
Gross profit	2.0	4.1	10.9	12.6
Selling, general and administrative	0.9	6.0	8.3	20.6
Research and development	0.5	1.8	2.4	6.5
Restructuring and other	(2.2)	(14.1)	(2.5)	(18.0)
Other (income) expense	—	0.8	(0.8)	1.7
Gain from discontinued operations, before income taxes	2.8	9.6	3.5	1.8
Gain on sale of discontinued businesses, before income taxes	6.1	—	6.1	—
Income tax benefit (provision)	0.1	(3.5)	0.2	(3.3)
Gain (loss) from discontinued operations, net of income taxes	$9.0	$6.1	$9.8	$(1.5)
Net income of discontinued operations for the three and nine months ended September 30, 2018 increased by $2.9 million and $11.3 million, respectively, compared to the same periods last year mainly due to the gain on sale of the Nexsan Business of $6.1 million in the three months ended September 30, 2018, lower selling, general and administrative, research and development and tax expenses, offset by restructuring and other gains for the three months ended September 30, 2017 related to the settlement of the CMC and IOENGINE lawsuits and other customer and vendor balances. Restructuring and other also includes the net loss attributable to noncontrolling interest of $0.3 million and $0.6 million or the three and nine months ended September 30, 2018 and $2.0 million and $5.5 million or the three and nine months ended September 30, 2017. These amounts were reclassified to discontinued operations due to the sale of the Nexsan Business in the period ending September 30, 2018.
Current assets of discontinued operations of $1.1 million as of September 30, 2018 included $0.5 million of accounts receivable and $0.6 million of other current assets. Current assets of discontinued operations as of December 31, 2017 of $11.5 million included $5.8 million of accounts receivable, $3.5 million of inventory, $2.2 million of other current assets. The decrease of the current assets in 2018 was primarily due to the divestiture of the Nexsan Business.
Current liabilities of discontinued operations of $4.9 million as of September 30, 2018 included $1.6 million of accounts payable, $0.5 million of customer credit and rebate accruals, and $2.8 million of other current liability amounts. Current liabilities of discontinued operations of $20.2 million as of December 31, 2017 included $7.2 million of deferred revenue, accounts payable of $6.7 million, $0.7 million of customer credit and rebate accruals and $5.6 million of other current liabilities. The decrease of the current liabilities in 2018 was primarily due to the divestiture of the Nexsan Business.
Other liabilities of discontinued operations of $4.8 million as of September 30, 2018 included $1.0 million due to CMC, $1.0 million of withholding tax, $0.7 million of tax contingencies, and $2.1 million of other liabilities. Other liabilities of discontinued operations of $13.6 million as of December 31, 2017 included $4.1 million due to IOENGINE, $1.0 million due to CMC, $1.0 million of withholding tax, $0.9 million of tax contingencies and $6.6 million of other liabilities, which is mostly related to the Nexsan Business. See Note 15 - Litigation, Commitments and Contingencies for additional information on the CMC and IOENGINE settlements.
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follows:
The Company’s accounts receivable pertain to GBAM fund activity and is not revenue driven.
Other assets primarily included a $2.1 million receivable for minimum tax credit refund and a $4.0 million strategic investment in equity securities. The strategic investment in equity securities is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. Historically, we accounted for such investment under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value therefore the new guidance was adopted prospectively. As of September 30, 2018, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment on a quarterly basis.
Other current liabilities primarily included pension minimum contributions of $1.7 million and $0.0 million, levy accruals of $5.4 million and $5.6 million and accrued payroll of $0.2 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively.
Other liabilities included pension liabilities of $20.9 million and $24.3 million as of September 30, 2018 and December 31, 2017, respectively.
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

(In millions)	Capacity Agreement
September 30, 2018
Cost	$10.1
Accumulated amortization	(3.3)
Intangible assets, net	$6.8
December 31, 2017
Cost	$10.1
Accumulated amortization	(1.9)
Impairment charges	—
Intangible assets, net	$8.2
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Amortization expense	$0.5	$0.5	$1.4	$1.4
Estimated amortization expense for the remainder of 2018 and each of the next four years ending December 31 is as follows:

(In millions)	2018 (Remainder)	2019	2020	2021	2022
Amortization expense	$0.5	$2.0	$2.0	$2.0	$0.3

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Restructuring Expense:
Severance and related	$—	$0.1	$0.1	$0.7
Other	—	(0.8)	—	(1.4)
Total Restructuring	$—	$(0.7)	$0.1	$(0.7)
Other Expense:
Pension settlement/curtailment (Note 9)	$—	$0.8	—	0.8
Other(1)	$—	$—	—	(0.1)
Total Other	$—	$0.8	$—	$0.7
Total Restructuring and Other	$—	$0.1	$0.1	$—
(1) For the nine months ended September 30, 2017, other included consulting credits of $0.1 million.
Activity related restructuring accruals was as follows:

(In millions)	Severance and Related
Accrued balance at December 31, 2017	$—
Accrued balance at March 31, 2018	$—
Charges	0.1
Usage and payments	(0.1)
Accrued balance at June 30, 2018	$—
Accrued balance at September 30, 2018	$—
Note 8 — Stock-Based Compensation
Stock-based compensation for continuing operations consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Stock-based compensation expense	$—	$0.2	$(0.3)	$0.3
We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the “Stock Plans”) which are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, there were 287,566 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.

Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2017	189,466	$84.81
Canceled	(163,648)	84.73
Outstanding September 30, 2018	25,818	$85.32
Exercisable as of September 30, 2018	25,818	$85.32
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the Black-Scholes valuation of stock options:

	Nine Months Ended
	September 30,
	2018	2017
Volatility	N/A	44.3%
Risk-free interest rate	N/A	1.6%
Expected life (months)	N/A	72
Dividend yield	N/A	—
As of September 30, 2018, there was no unrecognized compensation expense related to non-vested stock options granted under our Stock Plans.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2017	213,982	$3.53
Granted	160,146	1.13
Vested	(298,136)	1.68
Forfeited	(45,992)	4.86
Nonvested as of September 30, 2018	30,000	$7.03
The cost of the awards is determined using the fair market value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
As of September 30, 2018, there was $0.1 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.3 years.
Stock Appreciation Rights
The Company had less than 0.1 million Stock Appreciation Rights (“SARs”) outstanding at December 31, 2017. The performance targets were not met for the outstanding SARs and, as such, were subsequently canceled. As of September 30, 2018, the Company no longer has any outstanding SARs.

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
During the three and nine months ended September 30, 2018, the Company made contributions of $0.4 million and $0.8 million, respectively, to our U.S. pension plan. Traditionally, the Company has made contributions consistent with the funding requirements of the plan. The Company did not, however, make a required contribution of $1.7 million that was due September 15, 2018. In addition to the foregoing, the Company did not make a required contribution of approximately $0.4 million, which was due October 15, 2018. The above past due payments are recorded as other current liabilities. The Company did not make the required payments due to pending discussions with Pension Benefit Guaranty Corporation (“PBGC”) in which the Company is discussing potential options seeking relief of funding obligations. If the Company does not receive any relief from the PBGC, approximately $4 million in contributions would be required to fund the pension plan in the next twelve months. There is, and can be no guaranty, that the Company will receive relief from the PBGC.
Components of net periodic pension (credit) cost included the following:

	United States		United States
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Interest cost	$0.5	$0.7	$1.6	$1.9
Expected return on plan assets	(0.8)	(0.9)	(2.4)	(2.5)
Amortization of net actuarial loss	0.1	0.1	0.3	0.3
Net periodic pension credit	(0.2)	(0.1)	(0.5)	(0.3)
Settlement loss	—	0.8	—	0.8
Total pension (credit) cost	$(0.2)	$0.7	$(0.5)	$0.5
Germany is the Company’s only remaining international plan and the components of net periodic pension (credit) cost for this plan were immaterial for the three and nine months ended September 30, 2018 and 2017.
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three months ended September 30, 2018, we recorded income tax from continuing operations of $0.0 million on a loss of $2.1 million. For the three months ended September 30, 2017, we recorded income tax of $3.5 million due to an intraperiod allocation of total tax expense between continuing and discontinued operations, not applicable in 2018. The effective income tax rate for the nine months ended September 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.
Adjustments were previously made to the December 31, 2017 financial statements as a result of the Tax Reform Act passed on December 22, 2017. The elimination of the corporate alternative minimum tax and ability to file for refunds of minimum tax credit carryovers resulted in reclassification of $2.1 million as a noncurrent receivable, half of which will become a current receivable by year end 2018 to reflect the cash refund due in 2019 (with the remainder due in years 2020 through 2022). Also related to the Tax Reform Act, certain components of the Company’s deferred assets (primarily federal net operating loss carryforwards), and the associated valuation allowances, were revalued to reflect the decrease in the corporate tax rate from 35% to 21%. Analysis was performed to determine we would not be subject to the Deemed Repatriation Transition Tax on foreign subsidiary historical earnings. Another tax reform change related to our foreign subsidiaries is the minimum tax on global intangible low-taxed income (“GILTI”) effective January 1, 2018. Our preliminary assessment is that the GILTI calculation will have no material effect on the company’s tax rate, as will be confirmed with a detailed analysis at year end.
No further adjustments relating to tax reform were required for the three months ended September 30, 2018.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $0.7 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively. These liabilities are associated with our Legacy Businesses and have been included with the separately presented other liabilities of discontinued operations on the face of our Condensed Consolidated Balance Sheet. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, it is not possible to reasonably estimate the effect at this time.
Note 11 — Major Customers and Accounts Receivable
Major customers are those customers that account for more than 10% of revenues or accounts receivable. Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, above, the Company does not have any revenue or accounts receivables from customers in continuing operations as of September 30, 2018.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets such as intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements. As of September 30, 2018, there were no indicators that would require an impairment of intangible assets.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents and investments in trading securities (described further below under the “Trading Equity Securities” heading). The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$—	$—	$—	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$0.2	$0.2		$—

Trading Equity Securities
On February 8, 2016, the Company entered into a subscription agreement with Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. The short term investment was classified as a trading security as we expect to be actively managing this investment at all times with the intention of maximizing our investment returns. Income or loss including unrealized gains and losses associated with this trading security is recorded as a component of “Other income (expense), net” in our Condensed Consolidated Statements of Operations and purchases or sales of this security are reflected as operating activities in our Condensed Consolidated Statements of Cash Flows. The short term investment balance in Clinton Lighthouse decreased from $0.4 million as of December 31, 2017 to $0.0 million as of September 30, 2018 due to redemptions during the period. See Note 16 - Related Party Transactions for more information.
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
In connection with the adoption of ASU No. 2015-07, Fair Value Measurement (Topic 820), FASB Accounting Standards Codification 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of September 30, 2018 and December 31, 2017, our short term investments in Clinton Lighthouse and the GBAM Fund were fair valued using the net asset value as practical expedient and has been removed from the fair value hierarchy table above.
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
The Company did not purchase any shares during the three months ended September 30, 2018 and purchased 13,879 shares during the nine months ended September 30, 2018. Since the inception of the November 14, 2016 authorization, we have repurchased 65,915 shares of common stock for $0.3 million and, as of September 30, 2018, we had remaining authorization to repurchase 434,085 additional shares. The treasury stock held as of September 30, 2018 was acquired at an average price of $44.88 per share.

Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2017	633,939
Purchases	13,879
Restricted stock grants	(160,146)
Forfeitures and other	62,630
Balance as of September 30, 2018	550,302
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2017	$(18.2)	$(0.7)	$(18.9)
Other comprehensive income (loss) before reclassifications, net of tax	—	0.7	0.7
Amounts reclassified from accumulated other comprehensive income, net of tax	0.3	—	0.3
Net current period other comprehensive income	0.3	0.7	1.0
Balance as of September 30, 2018	$(17.9)	$—	$(17.9)
Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations Where (Gain) Loss is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Amortization of net actuarial loss	$0.1	$0.9	$0.3	$1.1	Other income (expense)
Pension curtailment / settlement loss	—	(0.8)	—	(0.8)	Other income (expense)
Cumulative translation adjustment	0.9	0.1	0.7	0.1	Discontinued operations
Total reclassifications for the period	$1.0	$0.2	$1.0	$0.4
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

Note 14 — Segment Information
The Legacy Businesses and the Nexsan Business are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information about these divestitures.
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
In June 2017, we launched the GBAM Fund which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of September 30, 2018, our investment in the GBAM Fund was $2.4 million. We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Condensed Consolidated Financial Statements as part of the Asset Management Business shown below.
As of September 30, 2018, the Asset Management Business is our only reportable segment.
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
Net revenue and operating loss from continuing operations by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Net revenue
Asset Management Business	—	—	—	—
Total net revenue	$—	$—	—	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Operating income (loss) from continuing operations
Asset Management Business	(0.9)	(1.2)	(2.7)	(2.9)
Total segment operating loss	(0.9)	(1.2)	(2.7)	(2.9)
Corporate and unallocated	(1.1)	(1.4)	(2.7)	(4.4)
Restructuring and other	—	(0.1)	(0.1)	—
Total operating loss	(2.0)	(2.7)	(5.5)	(7.3)
Interest expense	—	—	(0.1)	—
Net gain (loss) from GBAM Fund activities	(0.2)	1.0	(0.7)	1.0
Other income (expense), net	0.1	0.1	0.4	(0.6)
Loss from continuing operations before income taxes	$(2.1)	$(1.6)	$(5.9)	$(6.9)

Note 15 — Litigation, Commitments and Contingencies
The Company is a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of September 30, 2018, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.
Intellectual Property Litigation
The Company is subject to allegations of patent infringement by our competitors as well as non-practicing entities (“NPEs”) - sometimes referred to as “patent trolls” - who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, as of September 30, 2018, the Company is not able to reasonably estimate with precision the amount of any monetary liability or financial impact that may be incurred with respect to these matters. As of September 30, 2018, except as set forth below with respect to the IOENGINE settlement, given the exits from the Legacy Businesses, the Company believes that the ultimate resolution of these matters in the aggregate will not materially adversely affect our financial condition, results of operations and cash flows.
On December 31, 2014, IOENGINE, an NPE, filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 28, 2017, we entered into a settlement agreement with IOENGINE on September 28, 2017 resolving all claims relating to the IOENGINE lawsuit. Pursuant to the settlement agreement, (i) we paid IOENGINE $3.75 million in cash on October 3, 2017, (ii) issued to IOENGINE a promissory note (the “IOENGINE Note”) in the principal amount of $4 million under which no payments are due until June 30, 2019 (except in connection with acceleration upon an event of default), and (iii) we pledged certain of our assets to secure our obligations under the IOENGINE Note, notably the NXSN Note. As described in Note 1 - Basis of Presentation, above, as part of the NXSN Transaction, the Company agreed, pursuant to the terms of the Pre-Payment Agreement (as defined above), to prepay the GlassBridge Note (as defined above), originally in the amount of Four Million Dollars ($4,000,000) plus interest over the period from June 30, 2019 through September 28, 2020, for Two Million Two Hundred Fifty Thousand Dollars ($2,250,000).
On May 6, 2016, Nexsan Technologies Incorporated, a subsidiary of NXSN (“NTI”), filed a complaint in United States District Court for the District of Massachusetts seeking a declaratory judgment against EMC Corporation (“EMC”). NTI alleges that NTI has a priority of right to use certain of its UNITY trademarks and that NTI’s prosecution of its trademark applications with the respect to, and to use of, such trademarks does not infringe upon EMC’s trademarks. In addition, NTI seeks injunctive relief to prevent EMC from threatening NTI with legal action related to use of UNITY trademarks or making any public statements or statements to potential customers calling into question NTI’s right to use UNITY trademarks. EMC has answered and counterclaimed alleging that NTI’s use of the UNITY trademark infringes EMC’s common law rights in the UNITY and EMC UNITY trademarks. The United States District Court for the District of Massachusetts (USDC) has found (in an interlocutory ruling) that any prior use by EMC was not sufficient to overcome NTI’s priority by virtue of its filing of its trademark applications.  We are currently seeking an order from the USDC compelling the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (TTAB) to proceed to determine the registrability of “Nexsan Unity” over EMC’s opposition, which the TTAB has refused so far to do until the USDC proceeding is completely final. In connection with the NXSN Transaction (as defined in Note 1 - Basis of Presentation, above), pursuant to the terms of the SPA (as defined in Note 1 - Basis of Presentation, above), the Company has conveyed to the Buyer (as defined in Note 1 - Basis of Presentation, above) all right, title and interests in this action, including any rights to receive damages from EMC Corporation. As of this date, the Company has no right, title or interest in this action.

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
Employee Matters
On March 29, 2017, three former Legacy Business employees who were among the approximately 100 similarly situated employees terminated as a result of the Restructuring Plan filed a lawsuit in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits of approximately $200,000. While full discovery of the relevant facts has not been completed, we believe these state law claims are without merit and are vigorously defending our position. While an unfavorable outcome is reasonably possible, an estimate of such loss cannot be made at this time.
IEBV is the defendant in four separate lawsuits in trial courts in Versailles and Bordeaux, France, brought by former employees based on the alleged failure to have provided them, in accordance with the French labor laws in effect at the time of their termination, with employment opportunities elsewhere in the world commensurate with their abilities and positions prior to termination. The plaintiffs in the IEBV lawsuits are seeking an aggregate of approximately $700,000. IEBV believes these claims are entirely without merit and is vigorously defending its position. The Company believes it has made adequate accruals with respect to the disputes for which such is appropriate according to our accounting policy.
The Company has also received demand letters from three Nexsan former executives seeking severance payments in the amount of approximately of $500,000 total. In connection with the SPA executed as part of the NXSN Transaction, the Company disclosed in Section 2.7 of the Disclosure Schedules to such SPA all actions, orders, including proposed or threatened litigation, or any related matters (together, the “Actions”) regarding Nexsan, including these claims. Pursuant to the terms of the SPA and the NXSN Transaction, upon the consummation of the NXSN Transaction, the Company thereby divested itself of any obligations, liabilities, right, title and/or interest in or to such Actions, including these claims, with the Buyer obtaining all obligations, liabilities, right, title and/or interest in or to the Actions, including these claims.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU’s October 2010 ruling and subsequent litigation and law-making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 CJEU ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to certain court rulings in those jurisdictions. As of September 30, 2018 and December 31, 2017, we had accrued liabilities of $5.4 million and $5.6 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. These accruals are recorded as “Other current liabilities” on the Company’s Consolidated Balance Sheets (and not within discontinued operations). The Company’s management oversees copyright levy matters and continues to explore options to resolve these matters.
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
France. We have overpaid levies related to sales into the Company’s commercial channel in an amount of $55.1 million. On the basis of a ruling from Court of Justice of the Europeon Union (“CJEU”), we adopted a practice of offsetting ongoing levy liabilities for IEBV’s sales in the consumer channel against the $55.1 million in levies that the Company overpaid related to sales in the commercial channel prior to October 21, 2010 (the date of the CJEU's ruling). During the fourth quarter of 2013, the Company reversed $9.5 million of French copyright levy accruals (existing at the time of a 2013 French court decision). As of September 30, 2018, we had offset approximately $14.4 million. We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimation that we have overpaid $55.1 million in commercial channel levies to the French collection society and that we have incurred (but not paid) $14.4 million of levies related to the Company's consumer channel sales in France. However, such amounts are currently subject to challenge in litigation and there is no certainty that our estimates would be upheld and supported. In December 2012, IEBV filed a complaint against the French collection society, Copie France, for reimbursement of the $55.1 million in commercial channel levies that IEBV had paid prior to October 2010. In this proceeding, Copie France filed a counterclaim against the Company for payment of the levies withheld by the Company. A hearing occurred on December 8, 2015, in the High Court of Justice (Tribunal de Grande Instance de Paris (“TGIP”)) on IEBV’s claim and Copie France’s counterclaim. On April 8, 2016, the TGIP rejected all of IEBV’s claims finding that the European Union law arguments raised by IEBV were inapplicable and relied solely on French law to grant Copie France’s counterclaims of approximately $17 million. IEBV filed a notice of appeal which suspended enforcement of the ruling. On October 9, 2018, the Paris Court of Appeals affirmed the TGIP's ruling in favor of Copie France and against the Company. To appeal this ruling, the Company may be required to first pay the judgment in the amount of approximately $17 million. We believe Copie France's counterclaim is without merit and intend to defend IEBV's position vigorously. We are now preparing to appeal the France Supreme Court (Cours de Cassation) which is the final stage in the process of reaching the CJEU. Despite these adverse rulings, the Company does not believe it to be probable that it will have to make any copyright levy payments in the future to Copie France and, accordingly, has not recorded an accrual for this matter. The likely outcome and time to reach a final resolution through the appellate process at the Cours de Cassation, which may include the possibility of preliminary questions to the CJEU, remains unclear. We estimate, however, that an ultimate net recovery remains reasonably foreseeable, which could be in the millions of dollars.
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
Germany. During the first quarter of 2015, GlassBridge reversed $2.8 million accrual for German copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society. The reversal was recorded as a reduction of cost of sales. As of September 30, 2018, the Company had an accrual of $5.1 million, which was included in other current liabilities of Continuing Operations. IEBV and its German subsidiary are in the process of finalizing an agreed settlement with the German collecting society that would result in mutual releases with a payment by IEBV of an amount that would not have a material adverse effect upon IEBV.
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
Indemnification Obligations
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of September 30, 2018 and 2017, estimated liability amounts associated with such indemnifications were not material.
Environmental Matters
Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of September 30, 2018. Compliance with environmental regulations has not had a material adverse effect on our financial results.
Sold Accounts Receivable Litigation
As noted above, following the NXSN Transaction, in the first quarter of 2017, Nexsan Technologies, Inc. (“NTI”) sold $1.2 million of its accounts receivable to individuals (the “Receivables Purchasers”) introduced by or affiliated with Spear Point for a discounted purchase price of $1.1 million, subject to a right to repurchase within five months of the original sale at the original sales price plus 2% interest per month. The accounts receivable sale was recorded as a sale of financial assets under ASC 860. After exercising the remedies referred to above pursuant to the NXSN Default Notice and the NXSN Exercise Notice, we were made aware that the proceeds of the sold accounts receivable may have been either paid to NTI or canceled or replaced by the account debtors. On June 15, 2018, a lawsuit was commenced in the 22nd Judicial District Court for the Parish of St. Tammany, Louisiana, by two of the purchasers, Messrs. Mack and Romano, against a number of defendants including NTI, NXSN and the Company, and seeking total damages in excess of $500,000, which lawsuit was removed to the United States District Court for the Eastern District of Louisiana on July 10 (the “Receivables Litigation”). As described in Note 1 - Basis of Presentation, above, as part of the NXSN Transaction: (i) NXSN, Nexsan US and Humilis entered into the NTI A/R Settlement Agreement with Messrs. Mack and Romano and the Receivables Litigation was settled, and will be dismissed with prejudice, in return for a payment to Messrs. Mack and Romano in the amount of Four Hundred Thousand Dollars ($400,000) and (ii) the remaining Receivables Purchaser’s claim has been limited to any claim he might assert against parties not affiliated with the Company.
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
The short term investment balance in Clinton Lighthouse decreased from $0.4 million as of December 31, 2017 to $0.0 million as of September 30, 2018 due to redemptions during the period. Unrealized gains for the three and nine months ended September 30, 2018 was less than $0.1 million. We recorded the unrealized gains (losses) within “Other income (expense), net” in the Condensed Consolidated Statements of Operations. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.
Daniel A. Strauss serves as our Chief Operating Officer pursuant to the terms of a Services Agreement we entered into with Clinton on March 2, 2017 (the “Services Agreement”). The Services Agreement provides that Clinton will make available one of its employees to serve as Chief Operating Officer of the Company, and any subsidiary of the Company we may designate from time to time, as well as provide to GBAM, our investment adviser subsidiary, certain additional services. Pursuant to the terms of the Services Agreement, we may request that Clinton designate a mutually agreeable replacement employee to serve as Chief Operating Officer or terminate Clinton’s provision of an employee to us for such role. Under the Services Agreement, we have agreed to pay Clinton $125,000 for an initial term concluding on May 31, 2017, which term will automatically renew unless terminated for successive three-month terms at a rate of $125,000 per renewal term. If the Services Agreement is terminated prior to the conclusion of a term, we will be reimbursed for the portion of the prepaid fee attributable to the unused portion of such term. Clinton will continue to pay Mr. Strauss’s compensation and benefits and we have agreed to pay or reimburse Mr. Strauss for his reasonable expenses. Pursuant to the terms of the Services Agreement, we have also agreed to indemnify Mr. Strauss, Clinton, any substitute Chief Operating Officer and certain of their affiliates for certain losses. As of September 30, 2018, the Company paid Clinton $875,000 under the Services Agreement and recorded $375,000 and $291,668 within “Selling, general and administrative” in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017, respectively. Clinton was paid a fee in the amount of $127,500 in October 2018 for transaction advisory services related to the Nexsan divestiture. The Company did not pay an other investment banker advisory fees for this transaction. The fee was recorded in current liabilities of discontinued operations on the Condensed Consolidated Balance Sheet and in Discontinued Operations on our Condensed Consolidated Statements of Operations for the period ending September 30, 2018.
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
In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of September 30, 2018, we invested $2.4 million in the GBAM Fund. Our cash and cash equivalents balance as of September 30, 2018 included the $2.1 million invested in the GBAM Fund.
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
On August 16, 2018, the Company consummated the NXSN Transaction, wherein the Company, through a series of transactions, sold its partially-owned subsidiary, the Nexsan Business, to StorCentric, Inc., a Delaware company affiliated with Drobo, Inc. For more information regarding the NXSN Transaction, please review the summary of the NXSN Transaction in Note 1 - Basis of Presentation to this report, and the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission as of August 16, 2018.
With the wind down of our legacy businesses segments, Consumer Storage and Accessories and Tiered Storage an Security Solutions (the “Legacy Businesses”) substantially completed in the first quarter of 2016, the sale of our IronKey business in February 2016 and the sale of our Nexsan Business in August 2018, we have one operating business segment remaining: the “Asset Management Business”. Following the launch of GBAM, we have transitioned to become a publicly-traded alternative asset manager. In February 2017 we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management.
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

Executive Summary
Consolidated Results of Operations for the Three Months Ended September 30, 2018

•	Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any revenue in continuing operations for the periods presented.

•
Operating loss from continuing operations was $2.0 million for the three months ended September 30, 2018 compared to an operating loss of $2.7 million in the same period last year. This was an improvement of $0.7 million, primarily due to reduced corporate expenditures and legal expenses.

Basic and diluted loss per share from continuing operations was $0.40 for the three months ended September 30, 2018, compared with a basic and diluted income per share of $0.38 for the same period last year.
Consolidated Results of Operations for the Nine Months Ended September 30, 2018

•	Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any revenue in continuing operations for the periods presented.

•
Operating loss from continuing operations was $5.5 million for the nine months ended September 30, 2018 compared to an operating loss of $7.3 million in the same period last year. This was an improvement of $1.8 million, primarily due to reduced corporate expenditures and legal expenses.

•
Basic and diluted loss per share from continuing operations was $1.16 for the nine months ended September 30, 2018, compared with a basic and diluted loss per share of $0.74 for the same period last year.

Cash Flow/Financial Condition for the Nine Months Ended September 30, 2018

•
Cash and cash equivalents totaled $6.3 million at September 30, 2018 compared with $8.7 million at December 31, 2017. The decrease in the cash balance of $2.4 million was primarily due to corporate expenses and investment in GBAM, $0.5 million in litigation settlement payments to CMC Magnetic Corp. (“CMC”), $0.8 million of pension funding and a $2.2 million settlement payment of the IOENGINE $4.5 million note, offset by the proceeds of $5.0 million from the Nexsan divestiture. See Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information on the CMC settlement.

Results of Operations
The following discussion relates to continuing operations unless indicated otherwise. The operating results of our former Legacy Businesses and the Nexsan Business are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for further information on these divestitures.
Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Net revenue	$—	$—	NM	$—	$—	NM
“NM” - Indicates the Percent Change is not meaningful
Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any revenue in continuing operations for the periods presented.
Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Gross profit	$—	$—	NM	$—	$—	NM
Gross margin	NM	NM		NM	NM
“NM” - Indicates the Percent Change is not meaningful
Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any gross profit in continuing operations for the periods presented.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Selling, general and administrative	$1.9	$2.3	(17.4)%	$5.1	$7.0	(27.1)%
As a percent of revenue	NM	NM		NM	NM
“NM” - Indicates the Percent Change is not meaningful
SG&A expense decreased for the three months ended September 30, 2018 by $0.4 million (or 17.4%) compared with the same period last year primarily due to corporate cost reductions of $0.3 million. Corporate cost reductions primarily relate to headcount reductions and legal costs. The Company now maintains a small team at its headquarters in Oakdale, Minnesota.
SG&A expense decreased for the nine months ended September 30, 2018 by $1.9 million (or 27.1%) compared with the same period last year primarily due to corporate cost reductions of $1.7 million. Corporate cost reductions primarily relate to headcount reductions and legal costs. The Company now maintains a small team at its headquarters in Oakdale, Minnesota.
Research and Development (“R&D”)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Research and development	$—	$—	NM	$—	$—	NM
As a percent of revenue	NM	NM		NM	NM
“NM” - Indicates the Percent Change is not meaningful
Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any R&D in continuing operations for the periods presented, nor does it have any ongoing R&D activities or expenses.
Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Restructuring and other	$—	$0.1	(100.0)%	$0.1	$—	NM
“NM” - Indicates the Percent Change is not meaningful
For the three months ended September 30, 2018, there were $0.0 million of restructuring and other expenses compared to $0.1 million for the same period last year. Restructuring and other expenses decreased by $0.1 million year over year due to a severance payment of $0.1 million, pension settlement of $0.8 million, offset by an asset sale of $0.8 million in the period ended September 30, 2017 and no charges in the period ended September 30, 2018.
For the nine months ended September 30, 2018, there were $0.1 million of restructuring and other expenses compared to $0.0 million for the same period last year. Restructuring and other expenses increased by $0.1 million year over year due to reduced severance costs of $0.6 million, reduced pension settlement costs of $0.8 million, offset by $1.4 of restructuring benefits in 2017 for an asset sale and a contingent reversal.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.
Operating Loss from Continuing Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Operating loss from continuing operations	$(2.0)	$(2.7)	(25.9)%	$(5.5)	$(7.3)	(24.7)%
As a percent of revenue	NM	NM		NM	NM

“NM” - Indicates the Percent Change is not meaningful
Operating loss from continuing operations decreased by $0.7 million for the three months ended September 30, 2018 compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.
Operating loss from continuing operations decreased by $1.8 million for the nine months ended September 30, 2018 compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.
Other Income (Expense)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Interest expense	$—	$—	NM	(0.1)	—	NM
Net gain (loss) from GBAM Fund activities	(0.2)	1.0	NM	(0.7)	1.0	NM
Other income (expense), net	0.1	0.1	—%	0.4	(0.6)	(166.7)%
Total other income (expense)	$(0.1)	$1.1	(109.1)%	$(0.4)	$0.4	(200.0)%
As a percent of revenue	NM	NM		NM	NM
“NM” - Indicates the Percent Change is not meaningful
Total other expense for the three months ended September 30, 2018 was $(0.1) million compared to $1.1 million for the same period last year. The change was primarily driven by losses related to the GBAM Fund.
Total other income for the nine months ended September 30, 2018 was $(0.4) million compared to $0.4 million for the same period last year. The change was primarily driven by losses related to the GBAM Fund and losses in short term investment in 2017.
See Asset Management Business discussion within the Segment Results section for additional information on net gain (loss) from GBAM Fund activities.
Income Tax Benefit (Provision)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Income tax benefit (provision)	$—	$3.5	(100.0)%	$—	$3.5	(100.0)%
Effective tax rate	0.0%	(218.8)%		0.5%	(50.7)%
The change in the income tax provision for the three months ended September 30, 2018 compared to the same period last year was related to ab intraperiod allocation of total income tax expense between continuing and discontinued operations in 2017 that is not applicable to 2018. The effective income tax rate for the three months ended September 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

Income (Loss) from Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018	2017
Net revenue	$5.1	$9.6	$23.9	$28.0
Cost of goods sold	3.1	5.5	13.0	15.4
Gross profit	2.0	4.1	10.9	12.6
Selling, general and administrative	0.9	6.0	8.3	20.6
Research and development	0.5	1.8	2.4	6.5
Restructuring and other	(2.2)	(14.1)	(2.5)	(18.0)
Other (income) expense	—	0.8	(0.8)	1.7
Gain from discontinued operations, before income taxes	2.8	9.6	3.5	1.8
Gain on sale of discontinued businesses, before income taxes	6.1	—	6.1	—
Income tax benefit (provision)	0.1	(3.5)	0.2	(3.3)
Gain (loss) from discontinued operations, net of income taxes	$9.0	$6.1	$9.8	$(1.5)
Discontinued operations are comprised of results from our Legacy Businesses and the Nexsan Business. For the three and nine months ended September 30, 2018, gain from discontinued operations increased by $2.9 million and $11.3 million, respectively, compared with the same periods last year mainly due to the gain on sale of the Nexsan Business of $6.1 million in the three months ended September 30, 2018, lower selling, general and administrative, research and development and tax expenses, offset by restructuring and other gains in for the three months ended September 30, 2017 related to the settlement of the CMC and IOENGINE lawsuits and other customer and vendor balances. Restructuring and other also includes the net loss attributable to noncontrolling interest of $0.3 million and $0.6 million for the three and nine months ended September 30, 2018 and $2.0 million and $5.5 million for the three and nine months ended September 30, 2017. These amounts were reclassified to discontinued operations due to the sale of the Nexsan Business in the period ending September 30, 2018.
See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.
Segment Results
Following the sale of the Nexsan Business, the Asset Management Business is our only reportable segment as of September 30, 2018. The Legacy Businesses and Nexsan Business were reported within discontinued operations.
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
Information related to our segments is as follows:
    Asset Management Business

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Operating loss	$(0.9)	$(1.2)	(25.0)%	$(2.7)	$(2.9)	(6.9)%
Net gain (loss) from GBAM Fund activities	$(0.2)	$1.0	(120.0)%	$(0.7)	$1.0	(170.0)%
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
The operating loss for the three and nine months ended September 30, 2018 included marketing, operating personnel and consulting costs of $0.3 million and $1.0 million, respectively. We retained and utilized various consultants and outside legal counsel to assist in the development of policies, procedures and compliance functionality tailored to the launch of GBAM.  These outside resources were tasked with building and launching an asset management platform designed to comply with all applicable laws and regulations.  Because we intend for the scope of our Asset Management Business to increase substantially, management instructed our consultants and counsel to focus on developing a platform that is well-positioned to scale up in an efficient manner as our business grows.
In addition, we incurred $0.5 million of amortization cost during the quarter and $1.4 million this year related to the 1,250,000 shares of our common stock issued as consideration under the Capacity and Services Transaction. See Note 6 - Intangible Assets and Note 16 - Related Party Transactions in our Notes to Condensed Consolidated Financial Statements in Item 1 for additional information.
The operating loss for the three and nine months ended September 30, 2018 also included fund expenses of $0.1 million and $0.2 million, respectively related to the GBAM Fund.
Net loss from GBAM Fund activities were $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. Net gain (loss) from GBAM Fund activities primarily represents realized and unrealized gains and losses for the GBAM Fund.
Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2018	2017		2018	2017
Corporate and unallocated operating loss	$(1.1)	$(1.4)	(21.4)%	$(2.7)	$(4.4)	(38.6)%
Restructuring and other	—	(0.1)	(100.0)%	(0.1)	—	NM
Total	$(1.1)	$(1.5)		$(2.8)	$(4.4)
“NM” - Indicates the Percent Change is not meaningful
For the three months ended September 30, 2018, corporate and unallocated operating loss consists of $1.1 million of corporate general and administrative expenses, a 21.4% reduction year over year. Restructuring and other expenses decreased by $0.1 million year over year due to prior year severance costs and prior year pension settlement mostly offset by an asset sale.
For the nine months ended September 30, 2018, corporate and unallocated operating loss consists of $2.7 million of corporate general and administrative expenses, a 38.6% reduction year over year. Restructuring and other expenses increased by $0.1 million year over year due to a prior year asset sale and prior year certain corporate accrual reversals, partially offset by a prior year pension settlement entry and lower severance costs this year.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.
Impact of Changes in Foreign Currency Rates
The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and nine months ended September 30, 2018.
Financial Position
Our cash and cash equivalents balance as of September 30, 2018 was $6.3 million compared to $8.7 million as of December 31, 2017. Our restricted cash balance as of September 30, 2018 was $0.4 million compared to $1.9 million as of December 31, 2017.

Our accounts receivable balance as of September 30, 2018 was $0.7 million, an increase of $0.7 million from $0.0 million as of December 31, 2017, which pertains to GBAM fund activity and is not revenue driven.
Our accounts payable balance as of September 30, 2018 was $0.3 million, which was unchanged from $0.3 million as of December 31, 2017.
Our other current liabilities balance as of September 30, 2018 was $8.9 million compared to $7.6 million as of December 31, 2017. The increase of $1.3 million was mainly due to accrued pension expenses.
Liquidity and Capital Resources
Cash Flows Provided by (Used in) Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2018	2017
Net gain (loss)	$3.9	$(4.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1.7	3.2
Stock-based compensation	(0.3)	0.2
Change in noncontrolling interest	—	0.1
Loss on abandonment of unused property, plant and equipment	—	1.1
Pension settlement and curtailments	0.3	—
Gain on sale of asset	(6.1)	(1.0)
Short term investment	0.7	19.3
Other, net	0.1	(0.2)
Changes in operating assets and liabilities	(9.1)	(8.0)
Net cash provided by (used in) operating activities	$(8.8)	$9.8
Cash used in operating activities was $8.8 million for the nine months ended September 30, 2018, which primarily related to operating loss. Cash provided by operating activities was $9.8 million for the nine months ended September 30, 2017, primarily relating to redemptions of our investment in Clinton Lighthouse and other short term investments that were partially offset by the operating loss.
Cash Flows Used in Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2018	2017
Capital expenditures	$(0.2)	$(0.9)
Proceeds from sale of disposal group	5.0	—
Proceeds from sale of assets and business	—	0.5
Purchase of equity securities	—	(4.0)
Net cash used in investing activities	$4.8	$(4.4)
For the nine months ended September 30, 2018 cash used in investing activities includes the proceeds from the sale of the Nexsan Business. Cash used in investing activities for the nine months ended September 30, 2017 primarily related to our strategic investment in equity securities.
Cash Flows Provided by Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2018	2017
Purchase of treasury shares	$—	$(0.1)
Net cash provided by financing activities	$—	$(0.1)

Cash provided by financing activities for the nine months ended September 30, 2017 related to NXSN’s sale of non-voting preferred stock to SPPE in connection with the NXSN Transaction of $5.5 million has been reclassified to discontinued operations due to the sale of Nexsan business in the period ended September 30, 2018.
We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations and pension funding contributions.
We had $6.3 million cash and cash equivalents on hand as of September 30, 2018.
Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $2.8 million, pension funding of approximately $4.0 million (if we do not obtain funding relief from PBGC and we are required to make the minimum pension contributions), a note payment of $1.0 million related to a supplier settlement, and any cash shortfall associated with the Asset Management Business.
We expect that our cash, an anticipated tax refund (approximately $1.0 million) and potential asset recovery from the legacy business ($0.5 million to $1.5 million) will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.
Copyright Levies
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Short Term Investment
See Note 12 - Fair Value measurements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Off Balance Sheet Arrangements
As of September 30, 2018, we did not have any material off-balance sheet arrangements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018, the end of the period covered by this report, the Chairman and principal executive officer, Joseph A. De Perio, and the Interim Chief Executive Officer and Chief Financial Officer, Danny Zheng, have concluded that the disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended September 30, 2018, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations).  All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance.  As of September 30, 2018, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters.  It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.
On December 31, 2014, IOENGINE, LLC (“IOENGINE”) filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded IOENGINE $11.0 million in damages. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 28, 2017, we entered into a settlement agreement with IOENGINE on September 28, 2017 resolving all claims relating to the IOENGINE lawsuit. Pursuant to the settlement agreement, (i) we paid IOENGINE $3.75 million in cash on October 3, 2017, (ii) issued to IOENGINE a promissory note (the “IOENGINE Note”) in the principal amount of $4 million under which no cash payments are due until June 30, 2019 (except in connection with acceleration upon an event of default), and (iii) we pledged certain of our assets to secure our obligations under the IOENGINE Note, notably the NXSN Note. As described in Note 1 - Basis of Presentation, above, as part of the NXSN Transaction, the Company agreed, pursuant to the terms of the Pre-Payment Agreement (as defined above), to prepay the GlassBridge Note (as defined above), originally in the amount of Four Million Dollars ($4,000,000) plus interest over the period from June 30, 2019 through September 28, 2020, for Two Million Two Hundred Fifty Thousand Dollars ($2,250,000).
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
101
The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.
Date:	November 13, 2018	/s/ Danny Zheng
Name: Danny Zheng
Title: Interim Chief Executive Officer and Chief Financial Officer (duly authorized officer and principal financial officer)