Form 10-K
period 2018-12-31
GlassBridge Enterprises, Inc.
filed 2019-04-01
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

     (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-14310

GLASSBRIDGE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Madison Ave, 9th Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)

(651) 704-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]	Smaller reporting company	[X]
						Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $0.95 as reported on the New York Stock Exchange on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was $3.2 million.

The number of shares outstanding of the registrant’s common stock on February 28, 2019 was 5,137,487.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLASSBRIDGE ENTERPRISES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

Cautionary Statements Regarding Forward-Looking Statements

We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-K, in our other filings with the U.S. Securities and Exchange Commission (“SEC”) and in our reports to shareholders.

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning the launch of our asset management business and related investment vehicles, strategic initiatives and potential acquisitions, the results of operations of our existing business lines, the impact of legal or regulatory matters on our business, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: our need for substantial additional capital in order to fund our business; our ability to realize the anticipated benefits of the Restructuring Plan (as defined herein), the NXSN Sale (as defined herein) and other recent significant changes; the negative impacts of our delisting from the New York Stock Exchange (“NYSE”), including reduced liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock; significant costs relating to pending and future litigation; our ability to attract and retain talented personnel; the structure or success of our participation in any joint investments; risks associated with any future acquisition or business opportunities; our need to consume resources in researching acquisitions, business opportunities or financings and capital market transactions; our ability to integrate additional businesses or technologies; the impact of our Reverse Stock Split (as defined herein) on the market trading liquidity of our common stock; the market price volatility of our common stock; our need to incur asset impairment charges for intangible assets and goodwill; significant changes in discount rates, rates of return on pension assets and mortality tables; our reliance on aging information systems and our ability to protect those systems against security breaches; our ability to integrate accounting systems; changes in tax guidance and related interpretations and inspections by tax authorities; our ability to raise capital from third party investors for our asset management business; the efforts of the key personnel of Clinton Relational Opportunity Master Fund, L.P. (“Clinton”) and the performance of its overall business; our ability to comply with extensive regulations relating to the launch and operation of our asset management business; our ability to compete in the intensely competitive asset management business; the performance of any investment funds we sponsor or accounts we manage, including any fund or account managed by Clinton; difficult market and economic conditions, including changes in interest rates and volatile equity and credit markets; our ability to achieve steady earnings growth on a quarterly basis in our asset management business; the significant demands placed on our resources and employees, and associated increases in expenses, risks and regulatory oversight, resulting from the potential growth of our asset management business; our ability to establish a favorable reputation for our asset management business; the lack of operating history of our asset manager subsidiary and any funds that we may sponsor; our ability to realize the anticipated benefits of the third-party investment in our partially-owned data storage business; decreasing revenues and greater losses attributable to our partially-owned data storage products; our ability to quickly develop, source and deliver differentiated and innovative products; our dependence on third parties for new product introductions or technologies; our dependence on third-party contract manufacturing services and supplier-provided parts, components and sub-systems; our dependence on key customers, partners and resellers; foreign currency fluctuations and negative or uncertain global or regional economic conditions as well as various factors set forth from time to time in Item 1A of this Form 10-K and from time to time in our filings with the SEC.

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

Asset Management Business

Our Asset Management business is currently comprised of two distinct businesses. One of these businesses focuses on liquid equity strategies that employ primarily technology-driven and quantitative strategies. The other business, our joint venture with Roc Nation, focuses on venture capital and private equity. Within the liquid investment space, we intend to use algorithms and other quantitative strategies with the goal of achieving consistent, competitive risk-adjusted returns for GBAM’s investors. In February 2017, we closed a transaction with Clinton Relational Opportunity Master Fund, L.P. (“Clinton”) which facilitated the launch of our asset management business (the “Capacity and Services Transaction”). The Capacity and Services Transaction allows for GBAM to initially place up to $1 billion of investment capacity under Clinton’s management within Clinton’s quantitative equity strategy for a five-year term. We have the option of expanding such investment capacity to $1.5 billion and to extend the term for two subsequent one-year periods, subject to certain conditions.

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

In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses primarily on technology-driven quantitative equity strategies. As of December 31, 2018, we did not have any assets invested in the GBAM Fund.

We intend to earn revenues in our Asset Management Business primarily by providing investment advisory services to third party investors through GlassBridge managed funds as well as separate managed accounts. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention and disposition of portfolio securities in accordance with the fund’s investment objectives, policies and restrictions), conducting investment research, monitoring compliance with each fund’s investment restrictions and applicable laws and regulations, overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ investment performance and adherence to investment policies, risk management and compliance procedures, overseeing other service providers, maintaining public relations and marketing programs for each of the funds, preparing and distributing regulatory reports and overseeing distribution through third party financial intermediaries. We anticipate that our revenues will increase or decrease as our average assets under management rises or falls. The percentage amount of the investment advisory fees may vary from fund to fund.

We have delegated day-to-day portfolio management responsibilities to Clinton as sub-advisor to our initial quantitative fund pursuant to the Capacity and Services Transaction. Clinton will not collect a fee for such services going forward as we issued 1,250,000 shares of common stock of the Company to Clinton’s affiliate in connection with the closing of the Capacity and Services Transaction.

In March 2017, ARRIVE was formed through a collaboration with Roc Nation, a full-service entertainment company founded by Shawn “JAY Z” Carter, Primary Venture Partners (“Primary”) and GBAM. Primary will serve as a venture advisor and GlassBridge will provide institutional and operational support. ARRIVE was created to invest alongside entrepreneurs and early stage businesses. Among other things, ARRIVE has launched traditional venture funds in order to, among other activities, support existing portfolio companies through their subsequent growth stages and other special purpose investment vehicles to invest in private equity transactions.

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

Poor performance of any investment funds we sponsor or accounts we manage, including, without limitation, any fund or account managed or sub advised by Clinton pursuant to the Capacity and Services Transaction, would adversely affect our ability to generate revenue, income and cash flow, and could adversely affect our ability to raise capital for future investment funds and accounts.

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

Nexsan Business

The Nexsan Business consisted of products of Nexsan and Connected Data, Inc. (“CDI”). We acquired the Nexsan brand at the end of 2012 and began operations in 2013. In October 2015, we acquired substantially all the equity of CDI as well as the Transporter brand. As described in the section below titled The NXSN Sale and in more detail in Note 4 – Discontinued Operations, the Company completely divested itself of the Nexsan Business and all related obligations, liabilities and interests in or to any part of that business.

At December 31, 2018, we employed approximately 5 people worldwide, with approximately 4 employed in the United States and 1 employed internationally.

The NXSN Sale

On August 16, 2018, the Company completed the disposition of its entire interest in the Nexsan Business, as described herein.

On August 16, 2018, we simultaneously acquired all of the capital stock of NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”) from Humilis Holdings Private Equity LP f/k/a Spear Point Private Equity LP (“Humilis”) and sold all of the capital stock of the Nexsan Group (as defined herein) (collectively the “NXSN Sale”) to StorCentric, Inc. (the “Buyer”), a newly-incorporated Delaware company affiliated with Drobo, Inc., a Delaware corporation (“Drobo”) for $5,675,000.

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

We closed a transaction in January 2017 with NXSN, an affiliate of Spear Point Capital Management LLC (“Spear Point”), pursuant to which all of the issued and outstanding common stock of Nexsan was sold to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Transaction” and the “NXSN Note” respectively). Prior to the consummation of the NXSN Transaction, we contributed all the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction was designed to provide for third-party investment in the Nexsan business to enhance Nexsan’s growth and support its recent product developments, minimize our need to make this investment in Nexsan ourselves and preserve the potential for equity value upside from Nexsan’s ongoing development and market penetration. While the results of the NXSN Transaction initially met our expectations, Spear Point’s management of and investment in NXSN and Nexsan proved to be both inadequate and in violation of the NXSN Transaction agreements. Accordingly, on November 14th, 2017, we invoked the rights resulting from such violations to exercise the voting rights created thereby and re-take management control of the Nexsan subsidiaries and business.

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

In February 2017, the Company effected a 1:10 reverse split of our common stock, without any change in the par value per share (the “Reverse Stock Split”) and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000.

In February 2017, we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management.

In June 2017, we launched the GBAM Fund as described above under “Asset Management Business.”

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

As described above, on August 16, 2018, the Company closed the NXSN Sale, and all related transactions contemplated therein, completely divesting itself of all related businesses, opportunities, liabilities and obligations related to.

As of December 31, 2018, the Asset Management Business is our only operating business segment.

Executive Officers

As of April 1, 2019, the company has three executive officers.

Joseph De Perio, age 40, is our Chairman and principal executive officer. Mr. De Perio joined our Board on May 20, 2015. On March 22, 2017, the Board appointed Joseph De Perio to serve as its Chairman and as the Company’s principal executive officer, effective on the same day. Previously, Mr. De Perio served as the Board’s Non-Executive Chairman. Mr. De Perio has served as a Senior Portfolio Manager of Clinton since October 2010; he also served in a similar capacity from 2006 until December 2007. From December 2007 until October 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C., a global investment management firm. Mr. De Perio was a Private Equity Associate at Trimaran Capital Partners, a private investment firm, from 2004 until 2006 and an analyst and associate in the mergers and acquisitions department at CIBC Oppenheimer, a national investment boutique, from 2000 until 2004. Mr. De Perio also served on the board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio also served on the board of directors of EveryWare Global, Inc., a provider of tabletop and food preparation products for the consumer and foodservice markets, from May 2013 until April 2015 when the company filed for protection under Chapter 11 of the United States Bankruptcy Code pursuant to a pre-packaged plan of reorganization. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.

Danny Zheng, age 49, is our Interim Chief Executive Officer and Chief Financial Officer. Mr. Zheng joined the Company in 2008 to lead the Company’s Electronic Products segment. In 2011 he was appointed as Corporate Treasurer. In 2014, Mr. Zheng was appointed Vice President, Corporate Controller. On April 26, 2016, Mr. Zheng was appointed as our Chief Financial Officer and on February 2, 2017 was appointed as our Interim Chief Executive Officer. Prior to Mr. Zheng’s employment with the Company, he served as Chief Financial Officer and Interim CEO of The Singing Machine Company (OTCQB: SMDM), a consumer electronics company. Mr. Zheng is a Certified Public Accountant, received his bachelor’s degree in Accounting from Nankai University in Tianjin, China and holds a Master of Business Administration from the Wharton School of the University of Pennsylvania.

Daniel A. Strauss, age 34, is our Chief Operating Officer. Mr. Strauss has been a Portfolio Manager at Clinton since 2010. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity through which he has developed a deep understanding of corporate finance and strategic planning activities. At Clinton, Mr. Strauss is responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss is responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co. as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC) from August 2011 until December 2015 and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School of Business at New York University.

Availability of SEC Reports

Our SEC filings are available to the public from the SEC’s internet site at www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and our proxy statements are available on the SEC’s internet site. These reports are available through the SEC’s internet site as soon as they are published by the SEC, after we electronically file the material with, or furnish it to, the SEC. You may read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. We do not make the foregoing reports available free of charge on an internet site as we do not currently maintain an internet site for GlassBridge’s filings.

A copy of the GlassBridge code of ethics and charters for the committees of our Board may be obtained, free of charge, by sending a written request to Corporate Secretary, GlassBridge Enterprises, Inc., 1099 Helmo Ave. N., Suite 250, Oakdale, Minnesota 55128. Our code of ethics is part of our broader Business Conduct Policy, which may be obtained by written request to the Corporate Secretary, as above. If we make any amendments to our code of ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver via current report of Form 8-K and/or a separate release, as necessary. No information furnished via any website is incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our business is subject to numerous risks, uncertainties and other factors that could have a material and adverse impact on our business, prospects, financial condition, results of operations or cash flow. These risks, uncertainties and other factors, including the ones discussed below, elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC, could materially and adversely affect our business, prospects, financial condition, results of operations or cash flow. Investors should carefully consider such risks, together with all the other information included in this Annual Report on Form 10-K, in evaluating us and our common stock.

Risks Related to our Company and Common Stock

We may need substantial additional capital in order to fund our business in the near term. If we cannot access additional capital when we need it and on acceptable terms, our business may fail.

We had $4.9 million in cash as of December 31, 2018. Based on these capital resources and given the new launch of our Asset Management Business, we cannot guarantee that we will have sufficient capital to fund our operations if the new direction of our business does not generate sufficient capital on our expected timeline or if we are required to satisfy all of our potential liabilities.

We expect our future capital requirements to be substantial, particularly with respect to corporate expenses, our Asset Management Business, and potential litigation-related costs. We anticipate that for 2019 our corporate expenses will be approximately $2.0 million, pension obligation funding costs will be approximately $4.0 million (if we do not obtain funding relief from the Pension Benefit Guaranty Corporation and we are required to make the minimum pension contributions), a vendor settlement payment of $1 million and any cash shortfall associated with the Asset Management Business. As discussed in Note 15 to the financial statements included in this Annual Report on Form 10-K and the risk factor entitled “Pending and future litigation may lead us to incur significant costs,” below, there has been a judgment by a lower French court against our subsidiary in the Netherlands, Imation Europe B.V. (“IEBV”), in the amount of approximately 14 Million Euros (approximately $15,900,000 at current exchange rates), which the Company is vigorously appealing and believes it will be successful in overturning. This, among other actual and potential litigation-related expenses could have a material impact, both negatively and positively, in the Company’s financial results.

In addition, our need for additional capital will depend on many factors, including:

●	the success of our Asset Management Business;

●	the success of investments we have made or may make in joint ventures;

●	the effect of any acquisitions that we may make in the future;

●	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal action;

●	the filing, prosecution and enforcement of our intellectual property; and

●	disruption of the global financial and credit markets.

With our current cash position and potential costs, investors or other financing sources may be unwilling to provide funding on acceptable terms or at all. If we cannot obtain additional financing when we need it and on terms acceptable to us, our business may fail. If we fail to raise sufficient funds or incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, operate our Asset Management Business or otherwise respond to competitive pressures could be significantly limited. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If our business fails, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose a substantial part or all their investment.

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

We may be unable to realize the anticipated benefits of the Restructuring Plan, the NXSN Sale and our other recent significant changes.

Beginning with the proxy contest in connection with the annual meeting of stockholders in 2015 and continuing until February 2017, we underwent the Restructuring Plan led by our management, our Board and its Strategic Alternatives Committee. The Restructuring Plan included the termination of our Legacy Businesses and the entry into the NXSN Transaction and the Capacity and Services Transaction.

As described in Note 4 – Discontinued Operations herein, the Company sold all right, title and interest in and to the Nexsan Business to the Buyer during the NXSN Sale completed August 16, 2018. The purpose of our divestment in Nexsan and all associated business units was to streamline our corporate holdings and continue to focus on our Asset Management Business.

While the NXSN Sale and Restructuring Plan were conducted to address continued losses due to secular declines in our Legacy Businesses and Nexsan Business, to reduce our cost structure and streamline our organization and to explore strategic alternatives including the launch of our Asset Management Business, we may be unable to ultimately realize some or all of the anticipated benefits of such actions and such actions may not enhance, or may decrease, stockholder value or the value of our business. If our new strategy of focusing on our Asset Management Business is not successful, it could have a material and adverse impact on our business, prospects, financial condition, results of operations or cash flow. In addition, the continuing process of reviewing strategic alternatives and implementing any courses of action selected may be disruptive to our business operations, may distract management from its day-to-day responsibilities and could make it more difficult to retain customers, vendors and employees.

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

We may hold partial ownership interests in businesses or otherwise acquire businesses jointly or establish joint ventures with third parties, including equity positions that are not readily liquid. In such circumstances, we may not be in a position to exercise significant decision-making authority regarding a target business, partnership or other entity if we do not own a substantial majority of the equity interests of the target. These investments may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their shares of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such partners, some of which may possess more industry or technical knowledge or have better access to capital and other resources, may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of our management’s time and effort away from our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future, we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner, in which case, we may be liable in the event such partner defaults on its guarantee obligation.

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

We may engage in further acquisitions of businesses or technologies to augment our growth. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any past or future acquisition could also involve additional risks, including:

●	potential disruption of our ongoing business and distraction of management;

●	difficulty integrating the operations and products of the acquired business;

●	use of cash to fund the acquisition or for unanticipated expenses;

●	limited market experience in new businesses;

●	exposure to unknown liabilities, including litigation against the companies that we acquire;

●	additional costs due to differences in culture, geographical locations and duplication of key talent;

●	delays associated with or resources being devoted to regulatory review and approval and other ongoing compliance matters;

●	acquisition-related accounting charges affecting our balance sheet and operations;

●	difficulty integrating the financial results of the acquired business in our consolidated financial statements;

●	controls in the acquired business;

●	potential impairment of goodwill;

●	dilution to our current stockholders from the potential issuance of equity securities to consummate a proposed acquisition; and

●	potential loss of key employees or customers of the acquired company.

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

The market price of our common stock is volatile, and you may lose part or all your investment.

The market price of our common stock has been, and may continue to be, volatile. Any of the factors discussed herein or such as the following may affect the market price of our common stock:

●	actual or anticipated fluctuations in our operating results;

●	actions by our competitors;

●	developments with respect to patents or proprietary rights;

●	litigation;

●	changes in key personnel;

●	market conditions and trends in the businesses and industries in which we operate;

●	contraction in our operating results or growth rates;

●	the potential impact of activist investors;

●	changes in financial estimates by securities analysts relating specifically to us or the industries in which we participate in general; and

●	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results.

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

We evaluate assets on our balance sheet, including such intangible assets and goodwill, annually in connection with our fiscal year end reporting or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. The test for impairment of goodwill requires a comparison of the carrying value of the reporting unit for which goodwill is assigned with the fair value of the reporting unit calculated based on discounted future cash flows. If the carrying value of the reporting unit is greater than the fair value a second step is performed to calculate any impairment. During the fourth quarter of 2018, the Company incurred impairment charges of $6.2 million related to intangible assets that were acquired when we closed the Capacity and Services Transaction with Clinton on February 2, 2017 (see Note 6 – Intangible Assets for more information). As of December 31, 2018, the Company does not have any intangible assets or goodwill.

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

As discussed in the section on Copyright Levies in Critical Accounting Policies and Estimates below, many countries around the world have levy collection societies that impose levies on the sale of optical products and other products to compensate copyright owners for legal private copying. The Company has for many years been involved in litigation in several of those countries related to its obligation to pay levies on sales of our products to customers in those countries. In general, based primarily upon a favorable decision of the European Court of Justice, the highest court in the European Union, the Company has prevailed or favorably settled disputes (or is in the process of documenting such a settlement) in each jurisdiction where there was material litigation except for France and the Netherlands. See [Note 15 - Litigation, Commitments and Contingencies] in the Notes to Consolidated Financial Statements for a discussion of the material litigation related to these levies. As of the date hereof, the only judgment issued by a trial court in either France or The Netherlands has been, as noted above, adverse to the Company’s subsidiary IEBV. If that judgment is not reversed on appeal, it would be materially adverse to the Company’s financial condition.

Our results of operations include our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate and are subject to changes in tax laws and regulations, and to inspection by various tax authorities.

Changes in tax guidance and related interpretations as well as inspections by tax authorities could materially impact our tax receivables and payables and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by tax authorities in multiple jurisdictions. Investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist, and additional issues will arise from time to time. Our results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty.

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

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market and the asset allocation rules or investment policies to which such third-party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our funds or the asset classes in which our funds invest. There are no assurances that we can find or secure commitments from investors. If economic conditions were to deteriorate or if we are unable to find enough investors, we might raise less than our desired amount for a given fund. If we are unable to successfully raise enough capital, it could materially affect our ability to generate revenue and cash flow from our Asset Management Business, which could adversely affect our financial prospects and condition.

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

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, fund terms, fees, brand recognition and business reputation. Our Asset Management Business competes with many domestic and global competitors that may provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial institutions. We expect that competition will continue to increase. A number of factors serve to increase our competitive risks:

●	a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

●	some of our funds may not perform as well as competitors’ funds or other available investment products;

●	several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;

●	some of our competitors may have a lower cost of capital;

●	some of our competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

●	some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance expense than we do;

●	some of our competitors may have more flexibility than us in raising certain types of investment funds;

●	some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make;

●	some of our competitors may be more successful than us in the development and implementation of new technology to address investor demand for product and strategy innovation;

●	there are relatively few barriers to entry impeding new alternative asset fund management firms, and the successful efforts of new entrants into our various businesses is expected to continue to result in increased competition;

●	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;

●	some investors may prefer to invest with an investment manager that is not publicly traded or is of a different size; and

●	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

This competitive pressure could adversely affect our ability to make successful investments and may limit our ability to raise future investment funds, any of which would adversely impact our business, revenue, results of operations and cash flow.

Poor performance of any investment funds we sponsor or accounts we manage, including, without limitation, any fund or account managed or sub advised by Clinton pursuant to the Capacity and Services Transaction, would adversely affect our ability to generate revenue, income and cash flow, and could adversely affect our ability to raise capital for future investment funds and accounts.

In the event that any of our investment funds or accounts we manage, including, without limitation, any fund or account managed or sub advised by Clinton pursuant to the Capacity and Services Transaction, were to perform poorly, our ability to generate revenue, income and cash flow, and our ability to raise capital for future investment funds and accounts, would be adversely affected. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Poor performance of our investment funds could make it more difficult for us to raise new capital. Potential investors in our funds will assess our investment funds’ performance and our ability to raise capital and avoid excessive redemption levels will depend on our investment funds’ satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee revenue. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions which would likewise decrease our revenue.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our worldwide headquarters is in New York City. Our facility is in good operating condition suitable for the respective use and is adequate for our current needs.

Facility	Function	Segment(s) Using Space

New York, New York (Shared office with Clinton Group, Inc.)	Corporate Headquarters, Administrative	Corporate, Asset Management

Item 3. Legal Proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of December 31, 2018, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

As noted above, the most significant legal proceedings involving the Company are those concerning the claims and counterclaims resulting from the levies on the sale of optical media in France and The Netherlands. See the section on Copyright Levies in Critical Accounting Policies and Estimates below and [Note 15 - Litigation, Commitments and Contingencies] in the below Notes to Consolidated Financial Statements for a discussion of the material litigation related to these levies.

On March 29, 2017, three former Legacy Business employees, who were among the approximately 100 similarly situated employees terminated as a result of the Restructuring plan, filed a lawsuit in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits. On February 27, 2019, the Company settled the claim for a gross payment of $86,000.

On November 21, 2018, the Company was served by forty-five former Imation employees who are asserting claims for unpaid severance allegedly promised to them by the Company. The Plaintiffs allege that the Company promised them and other employees a severance package that they claim is separate from severance under Imation’s discretionary ERISA severance plan called the Income Assistance Plan. The case has not been filed and no schedule is set. We believe these state law claims are without merit and are vigorously defending our position. While an unfavorable outcome is reasonably possible, an estimate of such loss cannot be made at this time.

IEBV is the defendant in four separate lawsuits in trial courts in Versailles and Bordeaux, France, brought by former employees based on the alleged failure to have provided them, in accordance with the French labor laws in effect at the time of their termination, with employment opportunities elsewhere in the world commensurate with their abilities and positions prior to termination. The plaintiffs in the IEBV lawsuits are seeking an aggregate of approximately 560,000 Euros (approximately $633,000 at current exchange rates). IEBV believes these claims are entirely without merit and is vigorously defending its position.

Imation do Brasil Ltda. is the plaintiff in three unrelated lawsuits in Brazil. We have agreed on a contingency arrangement with local counsel to minimize litigation costs going forward. While we believe each case is entirely meritorious and will result in substantial net recoveries for the Company, there is no assurance as to either the amounts or timing of any such recoveries. The largest matter was settled on or about August 1, 2018, resulting in a net cash recovery for Imation do Brasil of approximately $750,000.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2019, there were 5,137,487 shares of our common stock, $0.01 par value, outstanding and held by 3,843 shareholders of record. As of August 1, 2017, our common stock is listed on the OTCQX Exchange under the symbol “GLAE” and was previously listed on the NYSE and the Chicago Stock Exchange under the symbols “GLA” or “IMN”. No dividends were declared or paid during 2019 or 2018. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board. On February 21, 2017, we effected a 1:10 reverse split of our common stock, without any change in the par value per share and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000.

Market for our Common Stock

The following table presents the high and low sales or bid prices, as applicable, for our common stock as reported by the OTCQX and the NYSE, adjusted to reflect the Reverse Stock Split. The bid quotations reported by the OTCQX reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2018 Prices		2017 Prices
	High	Low	High	Low
First quarter	$1.55	$1.00	$9.00	$3.85
Second quarter	$1.18	$0.66	$5.54	$2.96
Third quarter	$1.00	$0.53	$4.47	$1.55
Fourth quarter	$0.75	$0.05	$2.23	$0.75

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

	(a)	(b)		(c)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
March 1, 2018 - March 31, 2018	3,171	$1.31	—	447,964
May 1, 2018 - May 31, 2018			5,000	442,964
June 1, 2018 - June 30, 2018			8,879	434,085
Total	3,171	$1.31	13,879	434,085

(a) The purchases in this column were shares that were surrendered to GlassBridge by participants in our stock-based compensation plans (the “Plans”) to satisfy the tax obligations related to the vesting of restricted stock awards.

(b) The average price paid in this column related to shares that were surrendered to GlassBridge by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.

(c) On November 14, 2016, our Board authorized a share repurchase program under which we may repurchase up to 0.5 million of our outstanding shares of common stock. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions. This authorization replaces the Board’s previous share repurchase authorization from May 2, 2012. To the extent we repurchase shares, and the timing and manner of such repurchases, will depend on a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Audit and Finance Committee of our Board. We are not obligated to repurchase any specific number of shares under the repurchase program and repurchases may be suspended or discontinued at any time without prior notice. We expect to finance the repurchases with existing cash balances. The authorization has no expiration date.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information regarding the Company’s equity compensation plan.

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

The following discussion is intended to be read in conjunction with Item 1. Business and our Consolidated Financial Statements and related Notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. GlassBridge’s actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” and in Item 1A. Risk Factors of this Annual Report on Form 10-K.

The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our subsidiaries. See [Note 2 - Summary of Significant Accounting Policies] in our Notes to Consolidated Financial Statements for further information regarding consolidation. References to “GlassBridge,” the “Company,” “we,” “us” and “our” are to GlassBridge Enterprises Inc., and its subsidiaries and consolidated entities unless the context indicates otherwise. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

In January 2017, we closed a transaction with NXSN, an affiliate of Spear Point Capital Management LLC, pursuant to which all of the issued and outstanding common stock of Nexsan Corporation, the parent company of the Nexsan Business, was sold to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NSXN Note”). Prior to the consummation of the NXSN Transaction, we contributed all the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction provides for third-party investment in the Nexsan Business to enhance Nexsan’s growth and support its recent product developments, minimizes our need to make this investment in Nexsan ourselves and preserves the potential for equity value upside from the Nexsan Business’s ongoing development and market penetration.

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

With the wind down of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”) substantially completed in the first quarter of 2016, the sale of our IronKey business in February 2016 and the sale of our Nexsan Business in August 2018, we have one operating business segment remaining: the “Asset Management Business”. Following the launch of GBAM, we have transitioned to become a publicly-traded alternative asset manager. In February 2017, we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management.

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

In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of December 31, 2018, there was no capital invested in the GBAM Fund.

Nexsan Business

The Nexsan Business consisted of Nexsan’s and CDI’s products. We acquired the Nexsan brand at the end of 2012 and began operations in 2013. In October 2015, we acquired substantially all the equity of CDI as well as the Transporter brand. On August 16, 2018, we sold the Nexsan Business to the Buyer as described in Note 4 – Discontinued Operations.

Executive Summary

Consolidated Results of Continuing Operations for the Year Ended December 31, 2018

●	Following the sale of the Nexsan Business as described in Note 4 – Discontinued Operations, the Company does not have any revenue in continuing operations for the periods presented.

●	Following the sale of the Nexsan Business as described in Note 4 – Discontinued Operations, the Company does not have any gross profit in continuing operations for the periods presented.

●	Selling, general and administrative expense was $6.4 million in 2018, down $2.0 million compared with $8.4 million in 2017. The decrease from prior year is primarily due to headcount reductions.

●	Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any R&D in continuing operations for the periods presented, nor does it have any ongoing R&D activities or expenses.

●	Restructuring and other expense was $(4.8) million in 2018 compared to $(0.2) million in 2017. Restructuring and other expense in 2018 was related to severance costs of $0.2 million and the German levy settlement of $(5.0) million. 2017 restructuring and other expense was primarily related to severance costs of $0.7 million, pension expense of $1.1 million offset by net income from the sale of assets of $1.5 million and $0.4 million reversal of other employee costs.

●	Operating loss from continuing operations was $8.3 million in 2018 compared to $8.7 million in 2017.

●	Other expense was $(0.5) million in 2018, compared with $0.7 million income in 2017.

●	The income tax benefit was $0.1 million in 2018 as compared to $5.7 million in 2017. The 2018 benefit, and $2.1 million of the 2017 benefit, is attributable to the minimum tax credit refund that was part of the 2017 U.S. tax reform legislation. The remainder of the 2017 tax benefit was offset within discontinued operations.

●	Basic and diluted loss per share from continuing operations was $1.71 for 2018 compared with $0.49 for 2017.

Cash Flow/Financial Condition for the Year Ended December 31, 2018

●	Cash and cash equivalents totaled $4.9 million as of December 31, 2018, compared with $8.7 million cash and cash equivalents and $0.7 million in short term investment at December 31, 2017.

●	Cash used in operating activities was $10.5 million in 2018 compared with cash used in operating activities of $7.4 million in 2017. Cash used in operating activities in 2018 was primarily related to working capital changes. Cash used in operating activities in 2017 was primarily related to operating loss and working capital changes, offset by short term investment redemptions.

●	Cash provided by investing activities was $5.1 million in 2018 compared with cash used in investing activities of $3.1 million in 2017. Cash provided by investing activities in 2018 primarily related to proceeds from the sale of the Nexsan Business. Cash used in investing activities in 2017 was primarily related to our strategic investment in equity securities.

●	Cash used in financing activities was $0.0 million in 2018 compared with $0.1 million in 2017.

See Analysis of Cash Flows section below for further information.

Results of Operations

Net Revenue

	Years Ended December 31,		Percent Change
	2018	2017	2018 vs. 2017
	(In millions)
Net revenue	$—	$—	NM

“NM” - Indicates the Percent Change is not meaningful

Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any revenue in continuing operations for the periods presented.

Gross Profit

	Years Ended December 31,		Percent Change
	2018	2017	2018 vs. 2017
(In millions)
Gross profit	$—	$—	NM
Gross margin	NM	NM

Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any gross profit in continuing operations for the periods presented.

Selling, General and Administrative (SG&A)

	Years Ended December 31,		Percent Change
	2018	2017	2018 vs. 2017
	(In millions)
Selling, general and administrative	$6.4	$8.4	(23.8)%
As a percent of revenue	NM	NM

SG&A expense decreased in 2018 compared with 2017 by $2.0 million (or 23.8%) due to corporate cost reductions. The cost reductions primarily relate to headcount reductions and legal costs.

Research and Development (R&D)

	Years Ended December 31,		Percent Change
	2018	2017	2018 vs. 2017
(In millions)
Research and development	$—	$—	NM
As a percent of revenue	NM	NM

Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any R&D in continuing operations for the periods presented.

Litigation

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of December 31, 2018, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

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

On December 31, 2014, IOENGINE, an NPE, filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 28, 2017, we entered into a settlement agreement with IOENGINE on September 28, 2017 resolving all claims relating to the IOENGINE lawsuit. Pursuant to the settlement agreement, (i) we paid IOENGINE $3.75 million in cash on October 3, 2017, (ii) issued the IOENGINE Note in the principal amount of $4 million under which no cash payments were due until June 30, 2019 (except in connection with acceleration upon an event of default), and (iii) we pledged certain of our assets to secure our obligations under the IOENGINE Note, notably the NXSN Note. The Company fulfilled its obligations under the IOENGINE note with the IOENGINE Pre-Payment Agreement dated August 13, 2018, under which the Company paid IOENGINE $2.25 million in connection with the NXSN Sale.

On January 26, 2016, CMC, a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages from the Company and the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract. CMC also brought similar claims in Japan and the Netherlands against other of our subsidiaries. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 18, 2017, we entered into a settlement agreement with CMC on September 15, 2017, resolving all claims relating to the CMC lawsuits. Pursuant to the settlement agreement, (i) we agreed that our subsidiary Imation Corporation Japan (“ICJ”) will cause the release and payment to CMC of approximately $9.2 million in attached assets, (ii) ICJ made a payment to CMC of $1.5 million on October 10, 2017, (iii) our subsidiary Imation Europe B.V. will cause the release and payment to CMC of approximately $825,000 in attached assets, (iv) ICJ issued to CMC the CMC Note in the amount of $1.5 million, and (v) the Company guaranteed ICJ’s obligations under the CMC Note. The company paid $0.5 million of the CMC Note during 2018 and $1.0 million of the obligation is remaining as of December 31, 2018.

Restructuring and Other

The components of our restructuring and other expense included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2018	2017
	(In millions)
Restructuring
Severance and related	$0.2	$0.7
Other (Note 7)	—	(1.9)
Total restructuring	$0.2	$(1.2)
Other
Pension settlement/curtailment (Note 9)	$—	$1.1
German levy settlement (Note 15)	(5.0)	—
Other	—	(0.1)
Total other	$(5.0)	$1.0
Total	$(4.8)	$(0.2)

Restructuring

Total restructuring expense of $0.2 million recorded for the year ended December 31, 2018 relates to severance. Total restructuring income of $1.2 million recorded for the year ended December 31, 2017 related to severance and a $1.5 million net income from an asset sale and $0.4 million reversal of other employee costs. See Note 7- Restructuring and Other Expense in our Notes to Consolidated Financial Statements for information on Other expense.

Other

Certain amounts recorded in Other are discussed elsewhere in our Notes to Consolidated Financial Statements. See note references in the table above.

Operating Loss From Continuing Operations

	Years Ended December 31,		Percent Change
	2018	2017	2018 vs. 2017
	(In millions)
Operating loss	$(8.3)	$(8.7)	(4.6)%
As a percent of revenue	NM	NM

Operating loss from continuing operations decreased in 2018 compared with 2017 due to reduced SG&A of $2.0 million, the impairment of intangible assets acquired when the Company closed the Capacity and Services Transaction with Clinton on February 2, 2017 of $6.2 million partially offset by a gain on a German levy settlement of $5.0 million. See Note 6 – Intangible Assets for additional information on the impairment of intangible assets.

Other Income and (Expense)

	Years Ended December 31,		Percent Change
	2018	2017	2018 vs. 2017
	(In millions)
Interest expense	$(0.1)	$—	NM
Net income (loss) from GBAM Fund activities	(0.9)	1.2	(157.1)%
Other income (expense), net	0.5	(0.5)	(200.0)%
Total other income (expense)	$(0.5)	$0.7	(157.1)%
As a percent of revenue	NM	NM

NM - Not meaningful

Total other income (expense) was $0.5 million in 2018 compared to other income of $0.7 million in 2017. Other expense in 2018 primarily related to losses on GBAM Fund activities. Other income in 2017 primarily related to income in the GBAM Fund.

See Asset Management Business discussion within the Segment Results section for additional information on net income from GBAM Fund activities.

Income Tax Benefit (Provision)

	Years Ended December 31,
	2018	2017
	(In millions)
Income tax benefit (provision)	$0.1	$5.7
Effective tax rate	NM	NM

NM - Not meaningful

We maintain a valuation allowance related to our U.S. deferred tax assets and the majority of our foreign deferred tax assets. Because of the valuation allowances, the tax provision generally represents taxes outside of the U.S. plus discrete tax events that may occur from time to time. The effective tax rate for 2018 was not meaningful.

The income tax benefit was $0.1 million in 2018 as compared to $5.7 million in 2017. The 2018 benefit, and $2.1 million of the 2017 benefit, is attributable to the minimum tax credit refund that was part of the 2017 U.S. tax reform legislation. The remainder of the 2017 tax benefit was a reallocation of income taxes between continuing operations and discontinued operations.

As of December 31, 2018, and 2017, we had valuation allowances of $253.0 million and $237.9 million, respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain operating loss carryforwards, deferred tax deductions, capital loss carryforwards and tax credit carryforwards.

Income (Loss) from discontinued operations

	For the Years Ended December 31,
	2018	2017
	(In millions)
Net revenue	$24.8	$36.8
Cost of goods sold	13.7	20.0
Gross profit	11.1	16.8
Selling, general and administrative	8.1	24.7
Research and development	2.4	8.1
Intangible impairment	—	2.7
Goodwill impairment	—	3.8
Restructuring and other	(3.8)	(21.8)
Other (income) expense	(1.7)	2.1
Income (loss) from discontinued operations, before income taxes	6.1	(2.8)
Gain on sale of discontinued businesses, before income taxes	6.4	—
Income tax (provision) benefit	0.3	(3.3)
Income (loss) from discontinued businesses, net of income taxes	$12.8	$(6.1)

Discontinued operations represent the results of operations from our Legacy Businesses and Nexsan Business. For the year ended December 31, 2018, income from discontinued operations primarily relate to income on the sale of the Nexsan business and lower operating expenses. For the year ended December 31, 2017, loss from discontinued operations primarily relates Nexsan expenses and intangible and goodwill impairments, offset by litigation settlement gains. See Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information on these litigation settlements.

For the year ended December 31, 2018, our European subsidiary recorded revenue of $3.8 million due from a French purchaser and cost of goods sold of $3.2 million due to a Dutch counterparty. For the year ended December 31, 2017, our European subsidiary recorded revenue of $0.3 million due from a French purchaser and cost of goods sold of $0.2 million due to the Dutch counterparty.

See Note 4 - Discontinued Operations in our Notes to Consolidated Financial Statements for more information.

Segment Results

With the wind down of our Legacy Businesses substantially completed by the first quarter of 2016 and the sale of the Nexsan Business in the third quarter of 2018 and following the launch of GBAM, the Asset Management Business is our only reportable segment as of December 31, 2018. The Legacy Businesses and Nexsan Business were reported within discontinued operations.

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

Information related to our segments is as follows:

Asset Management Business

	Years Ended December 31,		Percent Change
	2018	2017	2018 vs. 2017
	(In millions)
Net revenue	$—	$—	NM
Operating loss	$(3.6)	$(4.3)	NM
Net (losses) income from GBAM Fund activities	$(0.9)	$1.2	NM

As a percent of revenue	NM	NM

NM - Not meaningful

GBAM is an SEC registered investment advisor focused on technology-driven quantitative strategies and other alternative investment strategies. Revenue from our Asset Management Business would primarily consist of management and performance fees paid by the funds under our management. Since we closed the Capacity and Services Transaction in February 2017, we jump-started the Asset Management Business by leveraging Clinton’s resources. We are executing our business development plan and have been in contact with over one hundred potential strategic investors. Obtaining third party investment for similarly situated funds can take time, particularly in light of recent headwinds resulting from industry trends of under performance of our initial fund’s strategy.

The operating loss for the year ended December 31, 2018 included marketing, operating personnel and consulting costs of $1.2 million. We retained and utilized various consultants and outside legal counsel to assist in the development of policies, procedures and compliance functionality tailored to the launch of GBAM. These outside resources were tasked with building and launching an asset management platform designed to comply with all applicable laws and regulations. Because we intend for the scope of our Asset Management Business to increase substantially, management instructed our consultants and counsel to focus on developing a platform that is well-positioned to scale up in an efficient manner as our business grows.

The operating loss for the year ended December 31, 2018 included $1.9 million of amortization costs related to the 1,250,000 shares of our common stock issued as consideration under the Capacity and Services Transaction. See Note 6 - Intangible Assets and Note 16 - Related Party Transactions in our Notes to Condensed Consolidated Financial Statements in Item 1 for additional information.

The operating loss for the year ended December 31, 2018 also included fund expenses of $0.4 million related to the GBAM Fund.

Net losses from GBAM Fund activities were $0.9 million for the year ended December 31, 2018. Net losses from GBAM Fund activities primarily represent realized and unrealized income and losses for the GBAM Fund.

Corporate and Unallocated

	Years Ended December 31,		Percent Change
	2018	2017	2018 vs. 2017
	(In millions)
Corporate and unallocated operating loss	$(3.3)	$(4.6)	(28.3)%
Intangible impairment	(6.2)	—	NM
Restructuring and other	4.8	0.2	(2,300.0)%
Total	(4.7)	(4.4)	(2.1)%

The corporate and unallocated operating loss decreased by $1.3 million from 2017 to 2018, primarily due to reductions in corporate spending and legal expenses. Restructuring and other decreased in 2018 compared with 2017 by $4.6 million primarily due to a German levy settlement.

Financial Position

Our cash and cash equivalents balance as of December 31, 2018 was $4.9 million compared to cash of $8.7 million and $0.7 million of short-term investments as of December 31, 2017. See the Analysis of Cash Flows section below for more information.

Our accounts payable balance as of December 31, 2018 was $0.4 million, an increase of $0.1 million from $0.3 million as of December 31, 2017.

Our other current liabilities balance as of December 31, 2018 was $3.3 million compared to $7.6 million as of December 31, 2017. The decrease of $4.3 million was mainly due to a German levy settlement gain of $5.0 offset by a pension accrual of $2.1 million.

Liquidity and Capital Resources

Our primary sources of liquidity include our cash and cash equivalents. Our primary operating liquidity needs relate to our working capital and funding our operations.

We had $4.9 million cash on hand as of December 31, 2018.

Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $2.0 million, pension funding of approximately $4.0 million (if we do not obtain funding relief from PBGC and we are required to make the minimum pension contributions), a vendor settlement payment of $1 million and any cash shortfall associated with the Asset Management Business.

We expect that our cash, an anticipated tax refund (approximately $1.1 million) and proceeds from an asset monetization of $0.9 million will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Restricted cash is related to contractual obligations or restricted by management and is included in other current assets or non-current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. The restricted cash balance in other current assets as of December 31, 2018 was $0.0 million in continuing operations. The restricted cash balance in other current assets as of December 31, 2017 was $0.2 million in continued operations related to bank deposits for certain guarantees. The restricted cash balance in non-current assets of discontinued operations as of December 31, 2018 was $0.4 million and as of December 31, 2017 was $1.7 million which relates to cash set aside as indemnification for certain customers.

Analysis of Cash Flows

Cash Flows Used in Operating Activities:

	Years Ended December 31,
	2018	2017
	(In millions)
Net loss	$4.1	$(8.4)
Adjustments to reconcile net loss to net cash provided by operating activities	0.2	28.7
Changes in operating assets and liabilities	(14.8)	(27.7)
Net cash used in operating activities	$(10.5)	$(7.4)

Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities for 2018 was primarily driven by changes in operating assets and liabilities. Cash used in operating activities for 2017 was primarily driven by operating loss, $5.3 million in litigation settlement payments to IOENGINE and CMC, slightly offset by redemptions of our investment in Clinton Lighthouse and other short-term investments.

See Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information on IOENGINE and CMC settlements.

Cash Flows Provided by (Used in) Investing Activities:

	Years Ended December 31,
	2018	2017
	(In millions)
Capital expenditures	$(0.2)	$(1.1)
Purchase of equity securities	—	(4.0)
Proceeds from sale of assets and businesses	5.3	2.0
Net cash provided by (used in) investing activities	$5.1	$(3.1)

Cash provided by investing activities in 2018 was primarily related to the proceeds on the sale of the Nexsan business. Cash used in investing activities in 2017 was primarily related to our strategic investment in equity securities.

See Note 4 - Discontinued Operations in our Notes to Consolidated Financial Statements for further information regarding sale of our discontinued businesses.

Cash Flows Provided by (Used in) Financing Activities:

	Years Ended December 31,
	2018	2017
	(In millions)
Purchase of treasury stock	$—	$(0.1)
Net cash provided by (used in) financing activities	$—	$(0.1)

Cash provided by financing activities in 2017 relate to the purchase of treasury stock.

No dividends were declared or paid during 2018 or 2017. Any future dividends are at the discretion of and subject to the approval of our Board.

Related Party Transactions

See Note 16 - Related Party Transactions in our Notes to Consolidated Financial Statements for information on related party transactions between the Company and GlassBridge’s Board of Directors and Executive Officers.

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

The total amount of unrecognized tax benefits as of December 31, 2018 was $0.6 million. If the unrecognized tax benefits were recognized in our Consolidated Financial Statements, $0.6 million would affect income tax expense and our related effective tax rate.

Our U.S. federal income tax returns for 2015 through 2018 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2012.

The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue may require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense. It is reasonably possible that our unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain U.S. and international tax uncertainties; however, it is not possible to estimate the potential change at this time.

Intangibles. We record all assets and liabilities acquired in purchase transactions, including intangibles, at estimated fair value. Intangible assets with a definite life are amortized based on a pattern in which the economic benefits of the assets are consumed, typically with useful lives ranging from one to 30 years. The initial recognition of intangible assets, the determination of useful lives and, if necessary, subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using certain valuation methods including discounted cash flow analysis. We evaluate assets on our balance sheet, including such intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries may indicate a possible impairment that would require an impairment test. The test for impairment requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. See Note 6 - Intangible Assets in our Notes to Consolidated Financial Statements for information on our 2018 and 2017 intangible assets.

Goodwill. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value. The initial recognition of goodwill and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Goodwill is the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. We test the carrying amount of a reporting unit’s goodwill for impairment on an annual basis during the fourth quarter of each year or if an event occurs or circumstances change that would warrant impairment testing during an interim period.

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

Step 1 of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. If fair value is deemed to be less than carrying value, Step 2 of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit’s assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit’s fair value and the fair values assigned to the reporting unit’s individual assets and liabilities is the implied fair value of the reporting unit’s goodwill. See Note 6 - Intangible Assets in our Notes to Consolidated Financial Statements for information on our 2018 and 2017 goodwill.

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

Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU’s October 2010 ruling and subsequent litigation and law-making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except France due to certain court rulings. See Note 15 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for discussion of these court rulings. As of December 31, 2018, and 2017, we had accrued liabilities of $0.3 million and $5.6 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. In addition, various decisions and enactments have established that the levy rates in various countries improperly excluded from their calculations and assessments the private copying performed using computers and smartphones. This in turn meant that to the extent levy rates were determined to be retroactively excessive, the Company would be entitled to a rebate on that basis as well.

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

Claims and Litigation. We record a liability when a loss from a pending or threatened claim or litigation is known or considered probable and the amount can be reasonably estimated. Our current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, we believe that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect our financial condition, results of operations and cash flows in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in our Consolidated Balance Sheet as of December 31, 2018, would not be material to our financial condition, results of operations and cash flows. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of GlassBridge Enterprises, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GlassBridge Enterprises, Inc. and Subsidiaries (the “Company”) at December 31, 2018 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2018.

Dallas, Texas

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

GlassBridge Enterprises, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GlassBridge Enterprises, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for of the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit[s]. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2016 to 2018.

New York, New York

April 2, 2018, except for Note 4 as to

which the date is April 1, 2019.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
	(In millions, except per share amounts)
Net revenue	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Operating expenses:
Selling, general and administrative	6.4	8.4
Research and development	—	—
GBAM Fund expenses	0.5	0.5
Impairment charges:
Intangible assets	6.2	—
Restructuring and other	(4.8)	(0.2)
Total operating expenses	8.3	8.7
Operating loss from continuing operations	(8.3)	(8.7)
Other income (expense):
Interest expense	(0.1)	—
Net income (loss) from GBAM Fund activities	(0.9)	1.2
Other income (expense), net	0.5	(0.5)
Total other income (expense)	(0.5)	0.7
Loss from continuing operations before income taxes	(8.8)	(8.0)
Income tax benefit	0.1	5.7
Loss from continuing operations	(8.7)	(2.3)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	6.4	(6.1)
Gain on sale of discontinued businesses, net of income taxes	6.4	—
Income (loss) from discontinued operations, net of income taxes	12.8	(6.1)
Net Income (loss)	$4.1	$(8.4)
Earnings (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(1.71)	$(0.49)
Discontinued operations	2.51	(1.30)
Net Earnings (loss)	$0.80	$(1.79)
Weighted average common shares outstanding:
Basic and diluted	5.1	4.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBIRDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2018	2017
	(In millions)
Net income (loss)	$4.1	$(8.4)

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	(2.9)	—
Reclassification of adjustments for defined benefit plans recorded in net loss	0.4	1.4
Total net pension adjustments	(2.5)	1.4

Net foreign currency translation:
Unrealized foreign currency translation income	0.7	0.3
Total net foreign currency translation	0.7	0.3

Total other comprehensive income, net of tax	(1.8)	1.7

Comprehensive income (loss)	$2.3	$(6.7)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4.9	$8.7
Short term investments	—	0.7
Accounts receivable, net	—	—
Inventories	—	—
Other current assets	1.2	0.5
Current assets of discontinued operations	2.4	11.5
Total current assets	8.5	21.4
Property, plant and equipment, net	—	—
Intangible assets, net	—	8.2
Other assets	6.1	6.4
Non-current assets of discontinued operations	0.4	4.2
Total assets	$15.0	$40.2
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$0.4	$0.3
Other current liabilities	3.3	7.6
Current liabilities of discontinued operations	4.6	20.2
Total current liabilities	8.3	28.1
Other liabilities	23.7	25.2
Other liabilities of discontinued operations	2.2	13.6
Total liabilities	34.2	66.9
See Note 15 - Litigation, Commitments and Contingencies
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 0.2 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10 million shares	0.1	0.1
2018 – shares issued: 5.7 million, outstanding: 5.1 million
2017 – shares issued: 5.7 million, outstanding: 5.1 million
Additional paid-in capital	1,049.0	1,050.9
Accumulated deficit	(1,022.9)	(1,027.5)
Accumulated other comprehensive loss	(20.7)	(18.9)
Treasury stock, at cost 0.6 million shares at December 31,2018; 0.6 million shares at December 31, 2017	(24.7)	(26.6)
Total GlassBridge Enterprises, Inc. shareholders’ deficit	(19.2)	(22.0)
Noncontrolling interest	—	(4.7)
Total shareholders’ deficit	(19.2)	(26.7)
Total liabilities and shareholders’ deficit	$15.0	$40.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	(Deficit)
	(In millions, except per share amounts)
Balance as of December 31, 2016	4,437,789	$—	$1,042.8	$(1,019.1)	$(20.6)	744,091	$(28.4)	$—	$(25.3)
Net loss				(8.4)				(10.2)	(18.6)
Purchase of treasury stock						27,950	(0.1)		(0.1)
Restricted stock grants and other			(1.8)			(138,102)	1.9		0.1
Issuance of stock for Capacity and Services Transaction with Clinton	1,250,000	0.1	10.1						10.2
Contingent consideration in shares			(0.2)						(0.2)
Net change in cumulative translation adjustment					0.3				0.3
Pension adjustments, net of tax					1.4				1.4
Contribution from non-controlling interest								5.6	5.6
Rounding adjustment								(0.1)	(0.1)
Balance as of December 31, 2017	5,687,789	$0.1	$1,050.9	$(1,027.5)	$(18.9)	633,939	$(26.6)	$(4.7)	$(26.7)
Net loss				4.1				4.7	8.8
Purchase of treasury stock						13,879	—		—
Restricted stock grants and other			(1.9)			(97,516)	1.9		—
Net change in cumulative translation adjustment					0.7				0.7
Pension adjustments, net of tax					(2.5)				(2.5)
ASC 606 Adjustment				0.3				—	0.3
Reclassification adjustment				0.2				—	0.2
Balance as of December 31, 2018	5,687,789	$0.1	$1,049.0	$(1,022.9)	$(20.7)	550,302	$(24.7)	$—	$(19.2)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$4.1	$(8.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2.2	4.1
Stock-based compensation	(0.3)	(0.1)
Change in noncontrolling interest		(4.6)
Loss on abandonment of unused property, plant and equipment	—	1.6
Goodwill impairment	—	3.8
Intangible assets impairment	6.3	2.7
Pension settlement and curtailments	(2.5)	1.4
Gain on sale of assets	(6.4)	(1.6)
Short term investment	0.7	21.3
Other, net	(0.2)	0.1
Changes in operating assets and liabilities:
Accounts receivable	0.3	1.9
Inventories	0.8	0.6
Other assets	(2.3)	(0.6)
Accounts payable	(0.7)	(1.0)
Other liabilities	(12.9)	(28.6)
Net cash used in operating activities	(10.5)	(7.4)
Cash Flows from Investing Activities:
Capital expenditures	(0.2)	(1.1)
Purchase of equity securities	—	(4.0)
Proceeds from sale of assets and businesses	5.3	2.0
Net cash provided by (used in) investing activities	5.1	(3.1)
Cash Flows from Financing Activities:
Purchase of treasury stock	—	(0.1)
Net cash used in financing activities	—	(0.1)
Net change in cash and cash equivalents	(5.4)	(10.6)
Cash and cash equivalents — beginning of year	10.7	21.3
Cash and cash equivalents — end of year	$5.3	$10.7

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$0.6	$—
Supplemental disclosures of non-cash investing and financing activities:
Non-cash transaction with Clinton Group, Inc.	$—	$10.1

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets
Current assets:
Cash and cash equivalents	$4.9	$8.8
Restricted cash included in other current assets	$—	$0.2
Non-current assets:
Restricted cash included in non-current assets of discontinued operations	$0.4	$1.7
Total cash, cash equivalents and restricted cash	$5.3	$10.7

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

On February 21, 2017, we effected a 1:10 reverse split of our common stock, without any change in the par value per share (the “Reverse Stock Split”) and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000. All share and per share values of our common stock for all periods presented are retroactively restated for the effect of the Reverse Stock Split.

In March 2017, ARRIVE was formed through a collaboration with Roc Nation, a full-service entertainment company founded by Shawn “JAY Z” Carter, Primary Venture Partners (“Primary”) and GBAM. Primary will serve as a venture advisor and GlassBridge will provide institutional and operational support. ARRIVE was created to invest alongside entrepreneurs and early stage businesses. Among other things, ARRIVE has launched a traditional venture fund in order to, among other activities, support existing portfolio companies through their subsequent growth stages and anticipates launching other special purpose investment vehicles to invest in private equity transactions.

In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses on technology-driven quantitative strategies and other alternative investment strategies. The fund initially performed in-line with expectations for 2017. However, we had a difficult time raising third-party capital due to the overall under-performance of the hedge fund industry. In Q4, 2018, after our internal business review and deliberations, we decided to temporarily close the GlassBridge Quantitative Equity Fund to save operating costs. The GBAM Fund’s financial results are included in our Consolidated Financial Statements as part of the Asset Management Business. See Note 14 - Business Segment Information and Geographic Data for additional information.

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

Liquidity and Management Plan

The Company has incurred operating and cash flows losses for several reporting periods and has a negative working capital balance of $0.2 million as of December 31, 2018. Negative working capital includes $4.9 million of remaining cash to fund our operations at least through the first quarter of 2020. These conditions raised substantial doubt about our ability to continue as a going concern. We have undertaken a financial and operation restructuring plan approved by our board prior to this reporting year. Accordingly, we are operating under that plan which includes executing changes to our business model. Management’s plan with respect to these matters, which we believe alleviates the substantial doubt, is as follows:

●	Asset Management Business: We expect the Asset Management Business to grow assets under management (AUM) in 2019 and to make progress in the venture and private equity business. The business is targeted to break even.

●	Legacy Business: As we settled most of the major litigation, the Legacy Business cash spending is expected to be significantly lower in 2019. Furthermore, in 2018 we finalized a European levy litigation financing agreement which would eliminate levy legal costs going forward. The major operating expenses are accounting, compliance (statutory audit & tax filing), legal fees (non-levy related) and Germany pension funding

●	Corporate: We will continue to reduce corporate spending in all areas including the board cost and the corporate personnel. We have decided to outsource the corporate finance, accounting and IT operations to Clinton Group starting in Q1, 2019. This reduces corporate costs by 50%.

●	Tax Refund: As a result of the 2017 tax reform, we expect to receive approximately $1.1 million alternative minimum tax refund in mid-2019.

●	Pension Liabilities: The Company is currently in discussions with the Pension Benefit Guaranty Corporation seeking relief from the minimum funding requirements of our U.S. pension plan. As of December 31, 2018, required contributions of $2.1 million had not been paid and are included in the Company’s current liabilities.

●	Asset Monetization: We sold certain IP addresses to a third party. Proceeds of $950,000 are in escrow, subject to the completion of the terms defined in the purchase agreement and are recorded in other current assets of discontinued operations as of December 31, 2018. The Company expects to receive the cash from escrow in Q1, 2019. See Note 4 – Discontinued Operations for more information on this transaction.

Our cash balance and the short-term investment was $4.9 million as of December 31, 2018. Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $2.0 million, pension obligation funding costs will be approximately $4.0 million (if we do not obtain funding relief from the Pension Benefit Guaranty Corporation and we are required to make the minimum pension contributions), legal settlement payment of $1.0 million to CMC and others of $0.5 million, and any cash shortfall associated with the Asset Management Business.

We expect that our cash and short-term investments and potential cash flow from GBAM and asset monetization (i.e. monetizing $4.0 investment in Arrive) will provide liquidity sufficient to meet our obligations as they become due within one year from the date these financial statements are issued. We also plan to raise additional capital from non-strategic asset sales, or otherwise, if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

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

Foreign Currency. For our international operations, where the local currency has been determined to be the functional currency, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. Income and expense items are translated at average foreign exchange rates prevailing during the year. Income and losses from foreign currency transactions are included in our Consolidated Statements of Operations.

Cash Equivalents. Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. The carrying amounts reported in our Consolidated Balance Sheets for cash equivalents approximate fair value.

Restricted Cash. Cash related to contractual obligations or restricted by management for specific use is classified as restricted and is included in other current assets and non-current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. As of December 31, 2018, and December 31, 2017, we had $0.0 million and $0.2 million, respectively, in other current assets of continuing operations related to bank deposits.

In non-current assets of discontinued operations, we had $0.4 million and $1.7 million of restricted cash as of December 31, 2018 and December 31, 2017, respectively, which relates to cash set aside as indemnification for certain customers.

Investments. Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. The Company’s short-term investment balances as of December 31, 2018 and 2017 included trading securities, which are measured at fair value. The corresponding income or loss associated with these trading securities is reported in our Consolidated Statements of Operations as a component of “Other income (expense), net”. Trading securities are bought and held principally for the purpose of selling them in the near term therefore are only held for a short period of time.

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price in an orderly transaction between market participants on the measurement date. A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date. Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. A financial instrument’s level within the hierarchy is based on the highest level of any input that is significant to the fair value measurement. The Company measures certain assets and liabilities including cash and cash equivalents, and investments in trading securities at their estimated fair value on a recurring basis. The Company’s non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value on a nonrecurring basis. See Note 12 - Fair Value Measurements for additional information.

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

Inventories. Following the sale of the Nexsan Business as described in Note 1 – Basis of Presentation, the Company does not have any inventory. Inventories have historically consisted primarily of parts used in assembly, were valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We provided estimated inventory write-downs for excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of estimated net realizable value.

Property, Plant and Equipment, net. Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed are removed from the related accounts, and the income or losses are reflected in the results of operations.

Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 10 to 20 years for buildings and 5 to 10 years for machinery and equipment. Leasehold and other improvements are amortized over the remaining life of the lease or the estimated useful life of the improvement, whichever is shorter. Depreciation expense was $0.3 million and $1.5 million all in discontinued operations for the years ended December 31, 2018 and 2017 respectively.

Intangible Assets. We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at estimated fair value. The initial recognition of intangible assets, the determination of useful lives and, if necessary, subsequent impairment analyses require management to make subjective estimates of how the acquired assets will perform in the future using certain valuation methods. See Note 6 - Intangible Assets for further information on our intangible assets and impairment testing.

Impairment of Long-Lived Assets. We periodically review the carrying value of our property and equipment and our intangible assets to test whether current events or circumstances indicate that such carrying value may not be recoverable. For the testing of long-lived assets that are “held for use,” if the tests indicate that the carrying value of the asset group that contains the long-lived asset being evaluated is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset group exceeds its estimated fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Management judgment is necessary to estimate the fair value of assets and, accordingly, actual results could vary significantly from such estimates. See Note 6 - Intangible Assets for further information on impairment testing.

Restructuring. Restructuring generally includes significant actions involving employee-related severance charges, contract termination costs, and impairment or accelerated depreciation/amortization of assets associated with such actions. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which is typically when management approves the associated actions. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. Asset impairment charges related to intangible assets and property, plant and equipment reflect the excess of the assets’ carrying values over their fair values.

Revenue Recognition. Following the sale of the Nexsan Business as described in Note 1 – Basis of Presentation, the Company does not have any revenue. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, installation has been completed (if applicable) or services have been rendered, fees are fixed or determinable and collectability is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity.

The majority of the Company’s former Nexsan products have both software and non-software components that together deliver the products’ essential functionality. The software is embedded within the hardware and sold together as a single storage solution to the customer. Accordingly, the software and non-software components do not qualify as separate units of accounting as prescribed in Accounting Standards Codification (“ASC”) 605-25 and are combined as a single unit of accounting. There are no situations where revenue is recognized separately for software.

We also offered services in conjunction with our former Nexsan products which may include installation, training, hardware maintenance and software support. For such services that are determined to be essential to the functionality of the product, the product and services do not qualify as separate units of accounting as prescribed in ASC 605-25 and are combined as a single unit of accounting. In situations where the sale of our Storage and Security Solutions products and associated services qualify as multiple element arrangements, we allocate arrangement consideration to each unit of accounting based on its relative selling price, and revenue is recognized for each element when all the criteria for revenue recognition for such elements have been met.

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

Concentrations of Credit Risk. Following the sale of the Nexsan Business as described in Note 1 – Basis of Presentation, the Company does not have any revenue or related accounts receivable. The Company intends to earn revenues in its Asset Management business primarily by providing investment advisory services to third party investors through GlassBridge managed funds as well as separate managed accounts. As the Company scales its Asset Management business, it could potentially have major customers and concentrations of credit risk that may require ongoing evaluation.

Cost of Goods Sold. Following the sale of the Nexsan Business as described in Note 1 – Basis of Presentation, the Company does not have any cost of goods sold. Cost of goods sold has historically included raw materials, direct labor, manufacturing overhead, shipping and receiving costs, freight costs, depreciation of manufacturing equipment and other less significant indirect costs related to the production of our products.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses include sales and marketing, customer service, finance, legal, human resources, information technology, general management and similar expenses.

Research and Development Costs. Following the sale of the Nexsan Business as described in Note 1 – Basis of Presentation, the Company does not have any research and development costs. Research and development costs were historically expensed as incurred and included salaries, payroll taxes, employee benefit costs, supplies, depreciation and maintenance of research equipment.

Rebates Received. We historically received rebates from some of our inventory vendors if we achieve pre-determined purchasing thresholds. These rebates are accounted for as a reduction of the price of the vendor’s products and are included as a reduction of our cost of goods sold in the period in which the purchased inventory is sold. Following the sale of the Nexsan Business as described in Note 1 – Basis of Presentation, the Company does not have any inventory vendors or receive rebates.

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

We record income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We measure deferred tax assets and liabilities using the enacted statutory tax rates that are expected to apply in the years in which the temporary differences are expected to be recovered or paid. Due to the Tax Reform Act’s reduction in corporate statutory tax rates effective after 2017, we had remeasured our deferred tax assets effective December 31, 2017 where appropriate.

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

Adoption of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 (“Topic 606”) Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605 Revenue Recognition (“Topic 605”) and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Topic 606 only applied to the Nexsan Business, which is reflected in discontinued operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU No. 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding income and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (“OCI”). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). ASU No. 2016-01 also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (“FVO”) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. This standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company adopted this ASU in the first quarter of 2018 and there was no material impact to its consolidated results of operations and financial condition.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under ASU No. 2016-18, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. For the Company, this ASU became effective January 1, 2018 and entities were required to apply the standard’s provisions on a retrospective basis. The Company adopted this ASU in the first quarter of 2018 and there was no material impact to its consolidated statements of cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. This ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization. The standard was effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company retrospectively adopted ASU No. 2017-07 during the first quarter of 2018. The adoption of ASU 2017-07 resulted in the reclassification of ($2.9) million and $1.4 million of the Company’s net periodic pension cost, other than service cost, from “Selling, general and administrative” into “Other income (expense), net” in the Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2018 and 2017, respectively.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU No. 2018-03 clarify certain aspects of the guidance issued in ASU No. 2016-01 and are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company adopted this ASU in the third quarter of 2018 and there was no material impact to its consolidated results of operations and financial condition.

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU No. 2016-02, Leases. The new ASU offers an additional transition method by which entities may elect not to recast the comparative periods presented in financial statements in the period of adoption and allows lessors to elect a practical expedient to not separate lease and non-lease components when certain conditions are met. This ASU has the same transition requirements and effective date as ASU No. 2016-02, which for the Company is January 1, 2019. The Company does not expect this standard to have a material impact on its consolidated financial statements.

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

Note 3 — Income (Loss) per Common Share

The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Years Ended December 31,
	2018	2017
	(In millions, except per share amounts)
Numerator:
Loss from continuing operations	$(8.7)	$(2.3)
Income (loss) from discontinued operations, net of income taxes	12.8	(6.1)
Net income (loss)	$4.1	$(8.4)
Denominator:
Weighted average number of diluted shares outstanding during the period - basic and diluted	5.1	4.7

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(1.71)	$(0.49)
Discontinued operations	2.51	(1.30)
Net income (loss)	$0.80	$(1.79)
Anti-dilutive shares excluded from calculation	0.1	0.3

Note 4 — Discontinued Operations

The NXSN Sale

Background of Sale

On August 16, 2018, the Company completed the disposition of its entire interest in the Nexsan Business, as described herein.

On August 16, 2018, we simultaneously acquired all of the capital stock of NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”) from Humilis Holdings Private Equity LP f/k/a Spear Point Private Equity LP (“Humilis”) and sold all of the capital stock of the Nexsan Group (as defined herein)(collectively the “NXSN Sale”) to StorCentric, Inc. (the “Buyer”), a newly-incorporated Delaware company affiliated with Drobo, Inc., a Delaware corporation (“Drobo”) for $5,675,000. As previously reported, NXSN owned all of the issued and outstanding shares of capital stock (the “Nexsan Shares”) of Nexsan Corporation, a Delaware corporation (“Nexsan”); and Nexsan owns all of the outstanding capital stock of the following companies: Nexsan Technologies Limited, an England and Wales entity (“Nexsan UK”), Nexsan Technologies Incorporated, a Delaware corporation (“Nexsan US”), Connected Data, Inc., a California corporation (“Connected Data”), 6360319 Canada Inc and 6360246 Canada Inc, Canadian corporations (“First Canadian Entity” and collectively with Nexsan UK, Nexsan US, Connected Data, the “Direct Subsidiaries”); and First Canadian Entity owns all of the outstanding capital stock of Nexsan Technologies Canada, Inc., a Canadian corporation (“Nexsan Canada” and collectively with the Second Canadian Entity, the “Indirect Subsidiaries” and the Indirect Subsidiaries collectively with the Direct Subsidiaries and Nexsan, the “Nexsan Group”).

Prior to the NXSN Sale, we owned fifty percent of the common stock of NXSN and a Senior Secured Convertible Note of NXSN dated January 23, 2017 (the “NXSN Note”) in the original principal amount of $25,000,000 which Note was declared in default on November 14, 2017. The NXSN Note is secured in favor of the Company by that certain Guaranty and Security Agreement dates as of January 23, 2017 by and among NXSN, Nexsan, the Company and the other participants thereto (the “NXSN Security Agreement”) pursuant to which inter alia Nexsan, Connected Data and Nexsan US, collectively, had guaranteed the obligations of NXSN under the NXSN Note (collectively, the “Nexsan Guaranty”). We had pledged the NXSN Note as security for that certain GlassBridge Enterprises, Inc. Secured Promissory Note dated September 28, 2017 (the “GlassBridge Note”) issued in favor of IOENGINE, LLC, a Delaware limited liability company(“IOENGINE”) in the original principal amount of $4,000,000 pursuant to that certain Pledge Agreement dated September 28, 2017 by and between the Company and IOENGINE (the “GlassBridge Pledge Agreement”), in connection with the settlement of litigation with IOENGINE.

The Company had acquired from Connected Data a Promissory Note dated May 15, 2015 made by Drobo initially in favor of Connected Data (including the related along, the “Drobo Note”).

Description of Sale and Material Agreements

As the first step in the NXSN Transaction, the Company caused NXSN to enter into an Exchange Agreement dated as of August 16, 2018 with Humilis (the “NXSN-Humilis Agreement”) pursuant to which NXSN agreed to grant Humilis an option to purchase the Nexsan Shares (the “Share Option”), equal to an aggregate of 140,000,500 shares of NXSN common stock and 5,600,000 shares of NXSN preferred stock, as set forth in an assignable Option Agreement dated as of an even date with the NXSN-Humilis Agreement (the “Option Agreement”) in exchange, inter alia, for the transfer to the Company of all of Humilis’ equity interests in NXSN.

Such Option Agreement was then assigned to Humilis Holdings LLC, an affiliate of Humilis, which, in turn, assigned the Option Agreement to Buyer pursuant to an Assignment of Contract by and between Humilis Holdings LLC and Buyer (the “Buyer-Humilis Assignment”), after which Buyer exercised the Share Option in accordance with the terms of the Option Agreement by entering into that certain Stock Purchase Agreement, dated August 16, 2018 (the “SPA”), by and among StorCentric, Inc., as Buyer, NXSN, as Seller, and the Company as Parent, contemplating gross proceeds in the amount of $5,675,000 (the “SPA Gross Proceeds”).

Subject to the terms and conditions of the SPA and the ancillary agreements referred to in the SPA (the “Ancillary Agreements”) (i) the Company and NXSN caused the Nexsan Guaranty and all encumbrances on the Nexsan Shares and the assets and business of Nexsan and the Nexsan Subsidiaries, including under the NXSN Security Agreement to be released, (ii) NXSN transferred all right, title and interest in and to the Nexsan Shares to Buyer free and clear of all encumbrances, (iii) Buyer paid off any and all amounts due and owing under the GlassBridge Note out of the purchase price otherwise payable to NXSN in accordance with that certain Pre-Pay Agreement dated as of August 13, 2018 by and among IOENGINE, the Company and Scott McNulty (the “IOENGINE Pre-Payment Agreement”), being Two Million Two Hundred Fifty Thousand Dollars ($2,250,000; (iv) in accordance with that certain Settlement Agreement and Mutual Release dated August 10, 2018 entered into inter alia, by NXSN, Nexsan US and Humilis (the “NTI A/R Settlement Agreement”) regarding the Receivables Litigation (as defined in the SPA), Nexsan US paid the Payment (as defined therein); (v) Buyer paid NXSN the Consideration described in the SPA to NXSN as payment in full for the purchase of the Shares, (vi) the Company delivered a certification that the original signed Drobo Note cannot be located (with appropriate indemnities) to Buyer and the Drobo Note was deemed to be cancelled, and (vii) all obligations of the Nexsan and the Nexsan Subsidiaries toward the Company or NXSN (other than the obligations under the SPA) were extinguished.

The SPA also provided for the placement in an Escrow Account $650,000 of the Consideration (the “Escrowed Funds”) to be held as a possible source of indemnification by NXSN and the Company for any indemnifiable costs or liabilities arising within 18 months of the NXSN Transaction. The Company does not believe any of the Escrowed Funds should be used; and should therefore be remitted to the Company on or about February 16, 2020.Furthermore, The SPA provided for the working capital adjustment toward the SPA Gross Proceeds based on the difference between the actual working capital on July 31, 2018 and the working capital target.

Upon deducting the Escrowed Funds and payment made to IOENGINE pursuant to the IOENGINE Pre-Payment Agreement from the SPA Gross Proceeds, the Company received a cash payment of Two Million Seven Hundred Seventy-five Thousand Dollars ($2,775,000.00) in connection with the SPA.

The foregoing is a summary of the NXSN Transaction and is qualified in its entirety by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission as of August 16, 2018.

The Legacy Businesses

In September 2015, the Company adopted a restructuring plan (the “Restructuring Plan”) approved by the Board of Directors of the Company (the “Board”) which began the termination process of our Legacy Businesses. Strategically, our Board and management determined that there was not a viable plan to make the Legacy Businesses successful and, accordingly, we began to aggressively wind down these businesses in an accelerated manner via the Restructuring Plan. On January 4, 2016, the Company closed on the sale of its Memorex trademark and receivables associated with two associated trademark licenses to DPI Inc., a St. Louis-based branded consumer electronics company for $9.4 million. The Restructuring Plan also called for the aggressive rationalization of the Company’s corporate overhead and focused on reducing our operating losses. As of December 31, 2016, the wind-down of our Legacy Businesses was substantially complete. We have effectively terminated all employees associated with our Legacy Businesses and ceased all operations, including revenue-producing activities. As of December 31, 2018, we have substantially collected all our outstanding receivables and settled all of our outstanding payables associated with these businesses.

On December 28, 2018, GlassBridge entered into a Purchase Agreement with Hilco IP Services LLC d/b/a Hilco Streambank, a Delaware limited liability company as purchaser (the “Purchaser”), whereby Purchaser would acquire GlassBridge’s right, title and interest in and to certain IPv4 internet protocol addresses for an aggregate purchase price of $950,000 (the “Address Purchase Agreement”) to be held in escrow subject to the subsequent sale of the IPv4 addresses. On February 15, 2019, GlassBridge and Purchaser entered into a Letter Agreement to complete the transactions contemplated in the Address Purchase Agreement (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement: (1) GlassBridge (i) delivered an executed bill of sale to Purchaser, (ii) delivered ten (10) blank signed American Registry for Internet Numbers (“ARIN”) Officer Attestation Forms (the “ARIN Forms’) to Purchaser and (iii) designated Purchaser or Purchaser’s designee, as applicable, as a point of contact on GlassBridge’s ARIN accounts as necessary; and (2) Purchaser instructed the escrow agent to release $750,000 to GlassBridge, with $200,000 to remain in escrow.

Results of Discontinued Operations

The operating results for the Legacy Businesses and the Nexsan Business are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	For the Years Ended December 31,
	2018	2017
	(In millions)
Net revenue	$24.8	$36.8
Cost of goods sold	13.7	20.0
Gross profit	11.1	16.8
Selling, general and administrative	8.1	24.7
Research and development	2.4	8.1
Intangible impairment	—	2.7
Goodwill impairment	—	3.8
Restructuring and other	(3.8)	(21.8)
Other net expense	(1.7)	2.1
Income (loss) from discontinued operations, before income taxes	6.1	(2.8)
Gain on sale of discontinued businesses, before income taxes	6.4	—
Income tax (provision) benefit	0.3	(3.3)
Income (loss) from discontinued businesses, net of income taxes	$12.8	$(6.1)

Net income of discontinued operations for year ended December 31, 2018 increased by $18.9 million compared to the year ended December 31, 2017 mainly due to the income on the sale of the Nexsan Business of $6.4 million, lower selling, general and administrative, research and development and tax expenses, restructuring and other income of $3.8 million primarily related to a $1.9 million gain related to a final early payment of the IOENGINE Note and $1.0 million from the sale of internet protocol addresses with the Address Purchase Agreement. The restructuring amount in the year ended December 31, 2017 primarily included a settlement of the CMC and IOENGINE lawsuits and other customer and vendor balances. Restructuring and other also includes the net loss attributable to noncontrolling interest of $0.6 million for the year ended December 31, 2018 and $10.2 million or the year ended December 31, 2017. These amounts were reclassified to discontinued operations due to the sale of the Nexsan Business in the period ending September 30, 2018.

The depreciation and amortization expenses recorded as part of income (loss) from discontinued operations (included in selling, general and administrative and research and development expenses in table above) were $0.3 and $2.0 million for the year ended December 31, 2018 and 2017, respectively.

Lease expense recorded as part of income (loss) from discontinued operations (included in selling, general and administrative expenses in table above) were $0.5 million and $1.1 million for the years ending December 31, 2018 and 2017, respectively. This expense was related to the Nexsan Business and the Company is no longer obligated under the lease, since Nexsan was sold.

The income tax (provision) benefit related to discontinued operations was $0.3 million and ($3.3) million for the years ended December 31, 2018 and 2017, respectively. See Note 10 - Income Taxes for additional information.

Current assets of discontinued operations of $2.4 million as of December 31, 2018 included $0.7 million of accounts receivable, $1.0 million related to the funds held in escrow for the Address Purchase Agreement and $0.7 million of other current assets. Current assets of discontinued operations as of December 31, 2017 of $11.5 million included $5.8 million of accounts receivable, $3.5 million of inventory, $2.2 million of other current assets. The decrease of the current assets in 2018 was primarily due to the divestiture of the Nexsan Business.

Current liabilities of discontinued operations of $4.6 million as of December 31, 2018 included $1.7 million of accounts payable, $1.0 million due to CMC, and $2.2 million of other current liability amounts. Current liabilities of discontinued operations of $20.2 million as of December 31, 2017 included $7.2 million of deferred revenue, accounts payable of $6.7 million, $0.7 million of customer credit and rebate accruals and $5.6 million of other current liabilities. The decrease of the current liabilities in 2018 was primarily due to the divestiture of the Nexsan Business.

Other liabilities of discontinued operations of $2.2 million as of December 31, 2018 included $0.5 million of withholding tax, $0.6 million of tax contingencies, and $1.1 million of other liabilities. Other liabilities of discontinued operations of $13.6 million as of December 31, 2017 included $4.1 million due to IOENGINE, $1.0 million due to CMC, $1.0 million of withholding tax, $0.9 million of tax contingencies and $6.6 million of other liabilities, which is mostly related to the Nexsan Business. See Note 15 - Litigation, Commitments and Contingencies for additional information on the CMC and IOENGINE settlements.

Note 5 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided below.

Other assets as of December 31, 2018 and December 31, 2017 include a $4.0 million strategic investment in equity securities, which is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. We account for such investments under the cost method of accounting. In addition, other assets as of December 31, 2018 include a $1.1 million minimum tax refund, escrowed funds related to the NXSN sale of $0.7 million and $0.3 million of other assets. Other assets as of December 31, 2017 also include a $2.1 million minimum tax refund and $0.3 million of other assets.

Other current liabilities (included as a separate line item in our Consolidated Balance Sheets) include the following:

	December 31,
	2018	2017
	(In millions)
Accrued payroll	$0.2	$0.6
Levy accruals	0.3	5.6
Pension minimum contributions	1.9	—
Other current liabilities	0.7	1.4
Total other current liabilities	$3.1	$7.6

Other liabilities as of December 31, 2018 include pension liabilities of $23.0 million and other liabilities of $0.7 million. Other liabilities as of December 31, 2017 include pension liabilities of $24.3 million and other liabilities of $0.9 million. See Note 9 - Retirement Plans for additional information on pension liabilities.

Note 6 — Intangible Assets

Intangible Assets

Intangible assets as of December 31, 2017 consist of intangible assets acquired when we closed the Capacity and Services Transaction with Clinton on February 2, 2017. The Capacity and Services Transaction allows for GBAM to place up to $1 billion of investment capacity under Clinton’s management within Clinton’s quantitative equity strategy for an initial term of five years, for which the Company issued to Clinton’s affiliate Madison Avenue Capital Holdings, Inc. 1,250,000 shares of its common stock as consideration. We recorded the 1,250,000 shares of common stock issued as an intangible asset and calculated a fair value of $10.1 million using our closing stock price on February 2, 2017. We are amortizing the $10.1 million on a straight-line basis over the five-year term. See Note 16 - Related Party Transactions for additional information.

In 2018, our fund underperformed, and our only third-party investor redeemed its investment in the second quarter. During an investor earnings call on November 13, 2018, we informed shareholders that “In light of recent underperformance in the overall quantitative space and resultant headwinds, we are currently conducting a complete business review. This involves all areas of our business including implementing cost-reduction programs, evaluating the viability of certain initiatives as well as pursuing strategic transactions that can complement or supplement our existing businesses.”

In the fourth quarter, after our internal business review and deliberations the management team decided to temporarily close the GlassBridge Quantitative Equity Fund to save operating costs. The decision was discussed in a board meeting on November 28, 2018. While the Company will continue to pursue the quantitative fund business in Asia and Europe, the decision to temporarily close the fund had a significant impact on the asset management business’ revenue projection. This resulted in a triggering event which required us to review our intangible asset for impairment.

In assessing recoverability of the intangible assets, we compared the carrying amount of the intangible asset with its estimated fair value with fair value calculated using estimated undiscounted future cash flows. The fair value of the intangible is zero. Consequently, we recorded a full impairment charge of $6.3 million for the net remaining intangible assets balance related to the Clinton Capacity transaction in the fourth quarter of 2018.

The following table presents the remaining intangible assets balance as of December 31, 2018 and 2017:

	2018	2017
	(In millions)
Cost	$—	$10.1
Accumulated amortization	—	(1.9)
Intangible assets, net	$—	$8.2

The following table presents the changes in intangible assets:

Intangible Assets
(In millions)
December 31, 2017	$8.2
Amortization	(1.9)
Impairment charges	(6.3)
December 31, 2018	$—

Amortization expense from continuing operations for intangible assets consisted of the following:

	Years Ended December 31,
	2018	2017
	(In millions)
Amortization expense	$1.9	$1.9

Based on the intangible assets in service as of December 31, 2018, estimated amortization expenses for each of the next five years ending December 31 is as follows:

	2019	2020	2021	2022	2023
	(In millions)
Amortization expense	$—	$—	$—	$—	$—

Note 7 — Restructuring and Other Expense

Restructuring expenses generally include severance and related charges, lease termination costs and other costs related to restructuring programs. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. Generally, these charges are reflected in the period in which the Board approves the associated actions, the actions are probable, and the amounts are estimable which may occur prior to the communication to the affected employee(s). This estimate considers all information available as of the date the financial statements are issued.

Restructuring and Other Expense

The components of our restructuring and other expense for our continuing operations included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2018	2017
	(In millions)
Restructuring Expense:
Severance and related	$0.2	$0.7
Other(1)	—	(1.9)
Total restructuring	$0.2	$(1.2)
Other Expense:
Pension settlement/curtailment (Note 9)	$—	$1.1
German levy settlement (Note 15)	(5.0)	—
Other	—	(0.1)
Total other	$(5.0)	$1.0
Total	$(4.8)	$(0.2)

(1) For the year ended December 31, 2017, other includes $1.5 million net income from an asset sale and $0.4 million reversal of other employee costs. We have considered these costs to be attributable to our corporate activities and, therefore, they are not part of our discontinued operations.

Restructuring Accruals

The restructuring accrual balance was $0.1 million and $0.0 million as of December 31, 2018 and 2017, respectively.

Note 8 — Stock-Based Compensation

Stock compensation consisted of the following:

	Years Ended December 31,
	2018	2017
	(In millions)
Stock compensation expense	$—	$(0.1)

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

No further shares are available for grant under the 2000 Incentive Plan, the 2005 Incentive Plan or the 2008 Incentive Plan. Stock-based compensation awards issued under these plans generally have terms of ten years and, for employees, vest over a four-year period. Awards issued to directors under these plans become fully exercisable on the first anniversary of the grant date. Stock options granted under these plans are not incentive stock options. Exercise prices of awards issued under these plans are equal to the fair value of the Company’s stock on the date of grant. As of December 31, 2018, there were 10,802 stock-based compensation awards outstanding that were issued under these plans and consist of stock options and restricted stock.

The 2011 Incentive Plan was approved and adopted by our shareholders on May 4, 2011 and became effective immediately. The 2011 Incentive Plan was amended and approved by our shareholders on May 8, 2013. The 2011 Incentive Plan permits the grant of stock options, SARs, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. The aggregate number of shares of our common stock that may be issued under all stock-based awards made under the 2011 Incentive Plan is 934,300. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustments as provided in the 2011 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. Awards may be granted under the 2011 Incentive Plan until the earlier to occur of May 3, 2021 or the date on which all shares available for awards under the 2011 Incentive Plan have been granted; provided, however, that incentive stock options may not be granted after February 10, 2021.

Stock-based compensation awards issued under the 2011 Incentive Plan generally have a term of ten years and, for employees, vest over a three-year period. Awards issued to directors under this plan become fully exercisable on the first anniversary of the grant date. Stock options granted under these plans are not incentive stock options. Exercise prices of awards issued under these plans are equal to the fair value of the Company’s stock on the date of grant.

As of December 31, 2018, we had 41,956 of stock-based compensation awards consisting of stock options and restricted stock outstanding under the 2011 Incentive Plan. As of December 31, 2018, there were 288,295 shares available for grant under our 2011 Incentive Plan.

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

The weighted average assumptions used in the valuation of options are not applicable for the years ended December 31, 2018 and 2017 as no options were granted over this time.

	2018	2017
Volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected life (months)	N/A	N/A
Dividend yield	N/A	N/A

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding December 31, 2016	286,706	$77.51	3.8
Canceled	(71,400)	80.23
Forfeited	(25,841)	16.42
Outstanding December 31, 2017	189,466	$84.81	1.8
Canceled	(166,708)	84.96
Outstanding December 31, 2018	22,758	$83.67	0.2
Exercisable as of December 31, 2017	22,758	$83.67	0.2

No options were granted during the years ended December 31, 2018 and 2017. The aggregate intrinsic value of all outstanding stock options was $0.0 million as of December 31, 2018 and 2017. There were no options exercised in 2018 or 2017.

Total stock-based compensation expense associated with stock options related to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 was $(0.3) million and 0.1 million, respectively. As of December 31, 2018, there was no unrecognized compensation expense related to outstanding stock options.

No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2018 or 2017.

Restricted Stock

The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2016	79,925	$20.64
Granted	206,666	3.36
Vested	(5,404)	10.00
Forfeited	(67,205)	22.84
Nonvested as of December 31, 2017	213,982	$3.53
Granted	160,146	1.13
Vested	(298,136)	1.68
Forfeited	(45,992)	4.86
Nonvested as of December 31, 2018	30,000	$7.03

Of the restricted stock granted during the years ended December 31, 2018 and 2017, none of the shares were performance-based.

The total fair value of shares that vested during the years 2018 and 2017 was $0.5 million and $0.1 million, respectively.

Total stock-based compensation expense associated with restricted stock relating to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 was $0.3 million and $(0.2) million, respectively. This expense would result in a related tax benefit of $0.1 million and taxes of $0.1 million for the years ended December 31, 2018 and 2017, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance and due to the valuation allowance, we did not recognize the related tax benefit in 2018 or 2017. As of December 31, 2018, there was $0.1 million of total unrecognized compensation expense related to outstanding restricted stock. That expense is expected to be recognized over a weighted average period of 1.2 years.

No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2018 or 2017.

Stock Appreciation Rights (SARs)

The following table summarizes our stock appreciation rights activity:

Stock Appreciation Rights
Outstanding as of December 31, 2016	209,962
Granted	—
Canceled	(138,526)
Outstanding as of December 31, 2017	71,436
Granted	—
Canceled	(71,436)
Outstanding as of December 31, 2018	—

The Company did not grant any SARs for the years ended December 31, 2018 and 2017. During the year ended December 31, 2015, we granted 0.3 million SARs under the 2011 Incentive Plan to certain employees associated with our former Nexsan and IronKey operations. These awards expired on December 31, 2017 and could only vest if both stock price and revenue performance conditions specified by the terms of the SARs were met. As of December 31, 2018, and 2017, we had not recorded any compensation expense associated with these SARs based on the applicable accounting rules. The stock price and performance conditions were not met for the outstanding SARs and such SARs were canceled.

Note 9 — Retirement Plans

Pension Plans

We have various non-contributory defined benefit pension plans covering employees in the United States (the “U.S. plan”) and Germany (the “German plan”) employed prior to January 1, 2010. Total pension expense was $0.5 million and $0.8 million in 2018 and 2017, respectively. The measurement date of our pension plans is December 31st. We contributed $0.8 million to our worldwide pension plans related to the plan year ending December 31, 2018. Traditionally, the Company has made contributions consistent with the funding requirements of the plan and which are set forth in applicable benefits laws and local tax laws. The Company did not, however, make required contributions of $2.1 million that were due in 2018 and are recorded as other current liabilities. In addition to the foregoing, the Company did not make a required contribution of approximately $0.4 million, which was due on January 15, 2019. The Company did not make the required payments due to pending discussions with the Pension Benefit Guaranty Corporation (“PBGC”) in which the Company is discussing potential options seeking relief of funding obligations. If the Company does not receive any relief from the PBGC, approximately $4.5 million in contributions would be required to fund the pension plan in the next twelve months. There is, and can be no guaranty, that the Company will receive relief from the PBGC.

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

For the U.S. plan, employees who have completed three years or more of service, including service with 3M Company before July 1, 1996, or who have reached age 65, are entitled to pension benefits beginning at normal retirement age (65) based primarily on employees’ pay credits and interest credits. Through December 31, 2009, pay credits were made to each eligible participant’s account equal to six percent of that participant’s eligible earnings for the year. Beginning on January 1, 2010 and through December 31, 2010, pay credit contributions were reduced to three percent of each participant’s eligible earnings. In conjunction with the plan freeze, no additional pay credits were made to a participant’s account balance after December 31, 2010. A monthly interest credit is made to each eligible participant’s account based on the participant’s account balance as of the last day of the preceding year. The interest credit rate is established annually and is based on the interest rate of certain low-risk debt instruments. The interest credit rate was 2.80 percent for 2018. In accordance with the annual update process, the interest credit rate will be 3.36 percent for 2019.

In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments in 2017 exceeded the service and interest costs associated with that year. As a result, a partial settlement event occurred in that year and, accordingly, we recognized a settlement loss of $1.1 million during the year ended 2017. This settlement loss is included in restructuring and other in our Consolidated Statements of Operations.

The U.S. plan permits four payment options: a lump-sum option, a life income option, a survivor option or a period certain option.

The benefit obligations and plan assets, changes to the benefit obligations and plan assets, and the funded status of the defined benefit pension plans were as follows:

	United States		Germany
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$63.7	$64.9	$26.8	$24.1
Interest cost	2.2	2.5	0.4	0.4
Actuarial (gain) loss	(2.0)	2.5	(0.3)	(0.1)
Benefits paid	(2.5)	(2.5)	(1.0)	(1.0)
Settlement payments	(1.8)	(3.7)	—	—
Foreign exchange rate changes	—	—	(1.3)	3.4
Projected benefit obligation, end of year	$59.6	$63.7	$24.6	$26.8
Change in plan assets
Fair value of plan assets, beginning of year	$48.8	$49.8	$17.5	$15.2
Actual return on plan assets	(2.2)	4.8	0.3	1.1
Foreign exchange rate changes	—	—	(0.8)	2.1
Company contributions	0.8	0.4	—	0.1
Benefits paid	(2.5)	(2.5)	(1.0)	(1.0)
Settlement payments	(1.8)	(3.7)	—	—
Fair value of plan assets, end of year	43.1	48.8	16.0	17.5
Funded status of the plan, end of year	$(16.5)	$(14.9)	$(8.6)	$(9.3)

Amounts recognized in our Consolidated Balance Sheets consisted of the following:

	United States		Germany
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(In millions)
Current liabilities	(2.1)	—	—	—
Noncurrent liabilities	(14.4)	(14.9)	(8.6)	(9.3)
Accumulated other comprehensive loss — pre-tax	—	18.9	8.9	9.8

Pre-tax amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		Germany
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(In millions)
Net actuarial loss	$21.8	$18.9	$8.9	$9.8
Total	$21.8	$18.9	$8.9	$9.8

The following table includes information for pension plans with an accumulated benefit obligation in excess of plan assets.

	United States		Germany
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(In millions)
Projected benefit obligation, end of year	$59.6	$63.7	$24.6	$26.8
Accumulated benefit obligation, end of year	59.6	63.7	24.6	26.8
Plan assets at fair value, end of year	43.1	48.8	16.0	17.5

Components of net periodic pension cost included the following:

	United States		Germany
	Years Ended December 31,		Years Ended December 31,
	2018	2017	2018	2017
	(In millions)
Interest cost	2.1	2.5	0.4	0.4
Expected return on plan assets	(3.1)	(3.3)	(0.6)	(0.6)
Amortization of net actuarial loss	0.4	0.3	0.3	0.4
Net periodic pension cost (credit)	(0.6)	(0.5)	0.1	0.2
Settlements and curtailments	—	1.1	—	—
Total pension cost	$(0.6)	$0.6	$0.1	$0.2

The German plan is the only remaining international plan and incurred pension costs of $0.1 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

The estimated net actuarial loss, prior service credit and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2019 are a $0.8 million loss, $0.0 million and $0.0 million, respectively.

Assumptions used to determine benefit obligations were as follows:

	United States		Germany
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Discount rate	4.25%	3.50%	1.7%	1.56%
Rate of compensation increase	—%	—%	—%	—%

Assumptions used to determine net periodic benefit costs were as follows:

	United States		Germany
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Discount rate	3.5%	4.00%	1.7%	1.56%
Expected return on plan assets	6.5%	6.50%	3.5%	3.50%
Rate of compensation increase	—%	—%	—%	—%

The discount rate for the U.S. plan is determined through a modeling process utilizing a customized portfolio of high-quality bonds whose annual cash flows cover the expected benefit payments of the plan, as well as comparing the results of our modeling to other corporate bond and pension liability indices. Appropriate benchmarks are used to determine the discount rate for the international plans. The expected long-term rate of return on assets assumption is derived from a study conducted by our actuaries and investment managers that includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study considers recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. The expected long-term rate of return on assets assumption for the German plan reflects the investment allocation and expected total portfolio returns specific to that plan and country. Beginning in 2011, the projected salary increase assumption was not applicable for the U.S. plan due to the elimination of benefit accruals as of January 1, 2011. Beginning in 2016, it was no longer applicable for the German plan.

The mortality table for the U.S. plan used the RP 2014 Mortality Table adjusted and projected with the MP-2018 Improvement Scale for December 31, 2018.

The plans’ asset allocations by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Short-term investments	12%	1%	—%	—%
Fixed income securities	27%	27%	—%	—%
Equity securities	61%	72%	—%	—%
Insurance contracts	—%	—%	100%	100%
Total	100%	100%	100%	100%

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

As of December 31, 2018, the following reflects estimated future benefit payments in each of the next five years and in the aggregate for the five years thereafter:

	United States	International
	(In millions)
2019	$14.5	$1.0
2020	4.0	1.0
2021	4.4	1.1
2022	4.0	1.1
2023	4.3	1.1
2022-2026	17.3	5.6

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

The fair value of the plan assets by asset category were as follows:

United States	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$5.2	$5.2	$—	$—
Mutual Funds
Equity securities
US small cap core *	1.0	—	—	—
Large-cap growth funds *	12.5	—	—	—
Emerging markets *	3.0	—	—	—
International growth fund *	9.7	—	—	—
Common stocks	—	—	—	—
Commingled trust funds *	11.7	—	—	—
Total	$43.1	$5.2	$—	$—

* In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.

International	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Insurance contracts	16.0	—	16.0	—
Total	$16.0	$—	$16.0	$—

United States	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$0.5	$0.5	$—	$—
Mutual Funds
Equity securities
Large-cap growth funds *	19.0	—	—	—
International growth fund *	15.7	—	—	—
Common stocks	0.6	0.6	—	—
Commingled trust funds *	13.0	—	—	—
Total	$48.8	$1.1	$—	$—

* In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.

International	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Insurance contracts	17.5	—	17.5	—
Total	$17.5	$—	$17.5	$—

Note 10 — Income Taxes

The components of loss from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2018	2017
	(In millions)
U.S.	$(13.8)	$(8.0)
International	5.0	—
Total	$(8.8)	$(8.0)

The components of the income tax (provision) benefit from continuing operations were as follows:

	Years Ended December 31,
	2018	2017
	(In millions)
Current
Federal	$0.1	$5.7
International	—	—
Deferred
International	—	—
Total	$0.1	$5.7

The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (21 percent) because of the following items:

	Years Ended December 31,
	2018	2017
	(In millions)
Tax at statutory U.S. tax rate	$1.9	$10.0
State income taxes, net of federal benefit	0.6	1.0
Net effect of international operations	(4.0)	1.1
Federal rate reduction effect on deferred tax assets	—	(104.9)
Valuation allowances	30.8	91.8
Tax on unremitted earnings of foreign subsidiaries	0.5	5.1
U.S. tax on foreign earnings	(0.2)	(0.2)
Stock-based compensation	(0.3)	(0.9)
Net effect of subsidiary sale	(29.2)	—
Goodwill impairment	—	(1.4)
Minimum tax credit refundable	0.1	2.1
Reclassification to discontinued operations and other	(0.1)	2.0
Income tax (provision) benefit	$0.1	$5.7

Tax legislation from the Tax Cuts and Jobs Act (“Tax Reform Act”) passed on December 22, 2017 was incorporated into the tax provision. The Tax Reform Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The tax law change that had a significant impact on the Company’s 2018 and 2017 tax provision is the ability to realize minimum tax credit carryovers as cash refunds, with the elimination of the corporate alternative minimum tax. A tax benefit of $2.1 million was recorded in continuing operations in 2017 and was increased by another $0.1 in 2018 when the IRS announced a sequestration reduction would not apply to the refund. The Company can expect the cash refunds to be received as follows after filing 2018 through 2021 corporate income tax returns: $1.1 million in 2019, $.5 million in 2020, and $.3 million in each of 2021 and 2022.

Tax reform changes related to international subsidiaries did not impact the tax provision. The Deemed Repatriation Transition Tax on previously untaxed accumulated and current earnings and profits of foreign subsidiaries, payable in installments, was zero for the Company. This is because the calculation allows deficits of controlled subsidiaries to offset earnings of other controlled subsidiaries, which resulted in a net deficit in unrepatriated earnings and therefore no tax. Any income inclusions in 2018 under the Subpart F, GILTI and other international provisions do not affect the tax rate due to net operating loss carryovers.

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

In 2018 and 2017 the net cash paid for income taxes, relating to both continuing and discontinued operations, was $0.4 million and $0.0 million, respectively.

The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2018	2017
	(In millions)
Accounts receivable allowances	$—	$—
Inventories	—	1.9
Compensation and employee benefits	0.3	1.5
Tax credit carryforwards	22.2	23.9
Net operating loss carryforwards	167.1	190.9
Accrued liabilities and other reserves	0.2	2.1
Pension	6.8	6.7
Property, plant and equipment	—	(0.1)
Intangible assets, net	2.5	0.3
Capital losses	9.5	9.4
Other, net	44.4	1.3
Total deferred tax assets	253.0	237.9
Valuation allowance	(253.0)	(237.9)
Net deferred tax assets	—	—
Intangible assets, net	—	—
Unremitted earnings of foreign subsidiaries	(0.5)	(1.0)
Total deferred tax liabilities	(0.5)	(1.0)
Valuation allowance	—	—
Total deferred tax liabilities	(0.5)	(1.0)
Net deferred tax liabilities	$(0.5)	$(1.0)

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

We maintain a valuation allowance related to our U.S. deferred tax assets and the majority of our foreign deferred tax assets. The valuation allowance was $230.6 million and $237.9 million as of December 31, 2018 and 2017, respectively. The deferred tax asset changes and corresponding valuation allowance changes in 2018 compared to 2017 were due primarily to Nexsan adjustments.

The net deferred tax liability not offset by valuation allowance of $0.5 million relates to foreign tax withholding on unremitted foreign earnings.

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

	As of December 31
	2018	2017
	(In millions)
Deferred tax liability - non-current	(0.5)	(1.0)
Total	$(0.5)	$(1.0)

Federal net operating loss carryforwards totaling $611.6 million will begin expiring in 2029. The Company had analysis performed by outside consultants to confirm that none of the federal net operating loss carryovers should be limited by Section 382. This limitation could result if there is a more than 50 percent ownership shift in the GlassBridge shares within a three-year testing period. No such ownership shift has occurred through December 31, 2018.

The Company’s $609.0 million in federal net operating loss carryforwards generated through 2017 continue to be subject to the historical tax rules that allow carryforward for 20 years from origin, with the ability to offset 100 percent of future taxable income. The $2.6 million estimated net operating loss generated in 2018, and any future year tax losses, will be subject to the Tax Reform Act limitations which, while having indefinite life, can offset only 80 percent of future taxable income.

We have state income tax loss carryforwards of $323.6 million, which will expire at various dates up to 2037. We have U.S. and foreign tax credit carryforwards of $21.3 million, $17.7 million of which will expire between 2019 and 2021, and the remainder of which will expire between 2022 and 2032. Federal capital losses of $38.0 million will expire between 2019 and 2022. Of the aggregate foreign net operating loss carryforwards totaling $67.5 million, $1.6 million will expire between 2019 and 2021, $43.7 million will expire at various dates up to 2027 and $22.2 million may be carried forward indefinitely.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
	(In Millions)
Beginning Balance	$0.9	$1.3
Additions:
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	—	—
Reductions:
Reductions for tax positions of prior years	—	—
Settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	(0.3)	(0.4)
Total	0.6	0.9

The total amount of unrecognized tax benefits as of December 31, 2018 was $0.6 million. If the unrecognized tax benefits remaining at December 31, 2018 were recognized in our consolidated financial statements, $0.6 million would ultimately affect income tax expense and our related effective tax rate.

It is reasonably possible that the amount of the unrecognized tax benefits could increase or decrease significantly during the next twelve months; however, it is not possible to reasonably estimate the effect on the unrecognized tax benefit at this time.

Our federal income tax returns for 2015 through 2018 are subject to examination by the Internal Revenue Service. We currently have foreign tax audits underway in various jurisdictions. Based on available information, the uncertain tax position associated with these foreign audits have been assessed and included in our income tax provision. For state and foreign tax purposes, the statutes of limitation vary by jurisdiction. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2012.

Note 11 — Major Customers and Accounts Receivable

Major customers are those customers that account for more than 10% of revenues or accounts receivable. Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, above, the Company does not have any revenue or accounts receivables from customers in continuing operations as of December 31, 2018.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements. As of December 31, 2018, there were no indicators that would require an impairment of intangible assets.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents and investments in trading securities (described further below under the “Trading Equity Securities” heading).

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis for year ended December 31, 2018 and December 31, 2017:

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
(In millions)
Assets:
Trading securities	$—	$—	$—	$—

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Assets:
Trading securities	$0.2	$0.2	$—	$—

Trading Equity Securities

On February 8, 2016, the Company entered into a subscription agreement with Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. The short-term investment was classified as a trading security as we expect to be actively managing this investment at all times with the intention of maximizing our investment returns. Income or loss including unrealized income and losses associated with this trading security is recorded as a component of “Other income (expense), net” in our Consolidated Statements of Operations and purchases or sales of this security are reflected as operating activities in our Consolidated Statements of Cash Flows. As of December 31, 2018, the short-term investment balance in Clinton Lighthouse was $0.0 million compared to $0.4 million as of December 31, 2017. The decrease of $0.4 million mainly relates to redemptions.

In June 2017, we launched the GBAM Fund which focuses on technology-driven quantitative strategies and other alternative investment strategies. The short-term investments within the GBAM Fund were classified as trading securities as we expect to be actively managing the GBAM Fund at all times with the intention of maximizing our investment returns. Income or loss associated with these trading securities is recorded as a component of “Net income from GBAM Fund activities” in our Consolidated Statements of Operations and purchases or sales of these securities are reflected as operating activities in our Consolidated Statements of Cash Flows. As of December 31, 2018, the short-term investment balance for the GBAM Fund was $0.0 million. See Note 14 - Business Segment Information and Geographic Data for additional information.

In connection with the adoption of ASU No. 2015-07, Fair Value Measurement (Topic 820), FASB Accounting Standards Codification 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of December 31, 2018, and 2017, our short-term investments in Clinton Lighthouse and the GBAM Fund were fair valued using the NAV as practical expedient and has been removed from the fair value hierarchy table above.

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

Since the inception of the November 14, 2016 authorization, we have repurchased 65,915 shares of common stock for $0.3 million and, as of December 31, 2018, we had authorization to repurchase 434,085 additional shares.

During the year ended December 31, 2018, the Company purchased 13,879 of treasury shares for $13,575. During the year ended 2017, the Company purchased 27,950 shares for $67,582. The treasury stock held as of December 31, 2018 was acquired at an average price of $44.88 per share. The following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2016	744,091
Purchases	27,950
Restricted stock grants and other	(138,102)
Balance as of December 31, 2017	633,939
Purchases	13,879
Restricted stock grants and other	(97,516)
Balance as of December 31, 2018	550,302

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss and related activity consisted of the following:

	Defined Benefit Plans	Foreign Currency Translation	Total
	(In millions)
Balance as of December 31, 2017	$(18.2)	$(0.7)	$(18.9)
Other comprehensive (loss) income before reclassifications, net of tax (1)	(2.9)	0.7	(2.2)
Amounts reclassified from accumulated other comprehensive loss, net of tax	0.4	—	0.4
Net current period other comprehensive income (loss)	(2.5)	0.7	(2.2)
Balance as of December 31, 2018	$(20.7)	$—	$(20.7)

(1) No income tax expense was recorded for liability adjustments for defined benefit plans for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company reclassified into discontinued operations $0.7 million of foreign currency translation losses associated with our Nexsan Business, which was sold on August 16, 2018. As of December 31, 2018, the Company had no remaining accumulated foreign currency translation losses in other comprehensive loss for which balances could be reclassified into the Consolidated Statement of Operations in the future.

Details of amounts reclassified from Accumulated other comprehensive loss and the line item in our Consolidated Statement of Operations for the year ended December 31, 2018 are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented
	(In millions)
Amortization of net actuarial loss	(2.9)	Other Income (Expense)
Cumulative translation adjustment	0.7	Other Income (Expense)
Total reclassifications for the period	$(2.2)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive loss items that are also recorded as part of net loss and are presented net of taxes in the Consolidated Statements of Comprehensive Loss.

382 Rights Agreement

On August 6, 2015, the Board of Directors adopted a rights plan intended to avoid an “ownership change” within the meaning of Section 382 of the Code, and thereby preserve the current ability of the Company to utilize certain net operating loss carryforwards and other tax benefits of the Company and its subsidiaries (the “Tax Benefits”). If the Company experiences an “ownership change,” as defined in Section 382 of Code, the Company’s ability to fully utilize the Tax Benefits on an annual basis will be substantially limited, and the timing of the usage of the Tax Benefits and such other benefits could be substantially delayed, which could therefore significantly impair the value of those assets. The rights plan is intended to act as a deterrent to any person or group acquiring “beneficial ownership” of 4.9% or more of the Company’s outstanding shares of common stock, without the approval of the Board. The description and terms of the Rights (as defined below) applicable to the rights plan are set forth in the 382 Rights Agreement, dated as of August 7, 2015 (the “Rights Agreement”), by and between the Company and Wells Fargo Bank, N.A., as Rights Agent.

As part of the Rights Agreement, the Board authorized and declared a dividend distribution of one right (a Right) for each outstanding share of the Company’s common stock, to stockholders of record at the close of business on September 10, 2015. Each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a purchase price of $15.00 per Unit, subject to adjustment (the “Purchase Price”). Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of the Company, including the right to vote or to receive dividends in respect of Rights.

Under the Rights Agreement, an Acquiring Person is any person or group of affiliated or associated persons (a “Person”) who is or becomes the beneficial owner of 4.9% or more of the outstanding shares of the Company’s common stock other than as a result of repurchases of stock by the Company, dividends or distribution by the Company, stock issued under certain benefit plans or certain inadvertent actions by stockholders. For purposes of calculating percentage ownership under the Rights Agreement, outstanding shares of the Company’s common stock include all of the shares of common stock actually issued and outstanding. Beneficial ownership is determined as provided in the Rights Agreement and generally includes, without limitation, any ownership of securities a Person would be deemed to actually or constructively own for purposes of Section 382 of the Code or the Treasury Regulations promulgated thereunder. The Rights Agreement provides that the following shall not be deemed an Acquiring Person for purposes of the Rights Agreement: (i) the Company or any subsidiary of the Company and any employee benefit plan of the Company, or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan or (ii) any Person that, as of August 7, 2015, is the beneficial owner of 4.9% or more of the shares of Common Stock outstanding (such Person, an “Existing Holder”) unless and until such Existing Holder acquires beneficial ownership of additional shares of common stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of common stock or pursuant to a split or subdivision of the outstanding shares of common stock) in an amount in excess of 0.5% of the outstanding shares of common stock.

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

Initially, the Rights will not be exercisable and will be attached to all common stock representing shares then outstanding, and no separate Rights certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and become exercisable and a distribution date (a “Distribution Date”) will occur upon the earlier of (i) 10 business days (or such later date as the Board shall determine) following a public announcement that a Person has become an Acquiring Person or (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer, exchange offer or other transaction that, upon consummation thereof, would result in a Person becoming an Acquiring Person.

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

The Rights and the Rights Agreement will expire on the earliest of (i) 5:00 P.M. New York City time on August 7, 2021, which was extended by stockholder approval on June 18, 2018, pursuant to a Resolution of the Board of Directors at its Meeting on April 13, 2018, (ii) the time at which the Rights are redeemed or exchanged pursuant to the Rights Agreement, (iii) the date on which the Board determines that the Rights Agreement is no longer necessary for the preservation of material valuable Tax Benefits or is no longer in the best interest of the Company and its stockholders, (iv) the beginning of a taxable year to which the Board determines that no Tax Benefits may be carried forward and (v) the first anniversary of the adoption of the Agreement if stockholder approval has not been received by or on such date.

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

Note 14 — Business Segment Information and Geographic Data

The Legacy Businesses and Nexsan Business are presented in our Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information about these divestitures.

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

In March 2017, ARRIVE was formed through a collaboration with Roc Nation, a full-service entertainment company founded by Shawn “JAY Z” Carter, Primary Venture Partners (“Primary”) and GBAM. Primary will serve as a venture advisor and GlassBridge will provide institutional and operational support. ARRIVE was created to invest alongside entrepreneurs and early stage businesses. Among other things, ARRIVE has launched a traditional venture fund in order to, among other activities, support existing portfolio companies through their subsequent growth stages and anticipates launching other special purpose investment vehicles to invest in private equity transactions.

In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses on technology-driven quantitative strategies and other alternative investment strategies. The fund initially performed in-line with the expectation for 2017. However, we had a difficult time raising third-party capital due to the overall under-performance of the hedge fund industry. In Q4, 2018, after our internal business review and deliberations,

We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Consolidated Financial Statements as part of the Asset Management Business shown below.

As of December 31, 2018, the Asset Management Business is our only reportable segment.

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

For our Asset Management Business, we include net income from GBAM Fund activities in our performance evaluation. Net income from GBAM Fund activities primarily includes realized and unrealized income and losses for the GBAM Fund.

Net revenue and operating loss from continuing operations by segment were as follows:

	Years Ended December 31,
	2018	2017
	(In millions)
Net Revenue
Asset Management Business	—	—
Total net revenue	$—	$—

	Years Ended December 31,
	2018	2017
	(In millions)
Operating loss from continuing operations
Asset Management Business	(3.6)	(4.3)
Total segment operating loss	(3.6)	(4.3)
Corporate and unallocated	(3.3)	(4.6)
Intangible impairment	(6.2)	—
Restructuring and other	4.8	0.2
Total operating loss	(8.3)	(8.7)
Interest expense	(0.1)	—
Net income (loss) from GBAM Fund activities	(0.9)	1.2
Other income (expense), net	0.5	(0.5)
Loss from continuing operations before income taxes	$(8.8)	$(8.0)

Restructuring and other for the year ended December 31, 2018 includes severance costs of $0.2 million and a gain on the German levy settlement of $5.0 million. Restructuring and other for the year ended December 31, 2017 primarily includes pension settlement costs of $1.1 million, severance costs of $0.7 million, offset by income on an asset sale of $1.5 million and reversal of employee costs and other of $0.4 million. See Note 7 - Restructuring and Other Expenses for more information.

Note 15 — Litigation, Commitments and Contingencies

The Company is a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of December 31, 2018, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.

Intellectual Property Litigation

The Company is subject to allegations of patent infringement by our competitors as well as non-practicing entities (“NPEs”) - sometimes referred to as “patent trolls” - who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, the Company is not able to reasonably estimate with precision the amount of any monetary liability or financial impact that may be incurred with respect to these matters. As of April 1, 2019, except as set forth below with respect to the IOENGINE settlement, given the exits from the Legacy Businesses, the Company believes that the ultimate resolution of these matters in the aggregate will not materially adversely affect our financial condition, results of operations and cash flows.

On December 31, 2014, IOENGINE, an NPE, filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 28, 2017, we entered into a settlement agreement with IOENGINE on September 28, 2017 resolving all claims relating to the IOENGINE lawsuit. Pursuant to the settlement agreement, (i) we paid IOENGINE $3.75 million in cash on October 3, 2017, (ii) issued to IOENGINE a promissory note (the “IOENGINE Note”) in the principal amount of $4.0 million under which no payments are due until June 30, 2019 (except in connection with acceleration upon an event of default), and (iii) we pledged certain of our assets to secure our obligations under the IOENGINE Note, notably the NXSN Note. As described in Note 1 - Basis of Presentation, above, as part of the NXSN Transaction, the Company agreed, pursuant to the terms of the Pre-Payment Agreement (as defined above), to prepay the GlassBridge Note (as defined above), originally in the amount of Four Million Dollars ($4,000,000) plus interest over the period from June 30, 2019 through September 28, 2020, for Two Million Two Hundred Fifty Thousand Dollars ($2,250,000).

On May 6, 2016, Nexsan Technologies Incorporated, a subsidiary of NXSN (“NTI”), filed a complaint in United States District Court for the District of Massachusetts seeking a declaratory judgment against EMC Corporation (“EMC”). NTI alleges that NTI has a priority of right to use certain of its UNITY trademarks and that NTI’s prosecution of its trademark applications with the respect to, and to use of, such trademarks does not infringe upon EMC’s trademarks. In addition, NTI seeks injunctive relief to prevent EMC from threatening NTI with legal action related to use of UNITY trademarks or making any public statements or statements to potential customers calling into question NTI’s right to use UNITY trademarks. EMC has answered and counterclaimed alleging that NTI’s use of the UNITY trademark infringes EMC’s common law rights in the UNITY and EMC UNITY trademarks. The United States District Court for the District of Massachusetts (USDC) has found (in an interlocutory ruling) that any prior use by EMC was not sufficient to overcome NTI’s priority by virtue of its filing of its trademark applications. We are currently seeking an order from the USDC compelling the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (TTAB) to proceed to determine the registrability of “Nexsan Unity” over EMC’s opposition, which the TTAB has refused so far to do until the USDC proceeding is completely final. In connection with the NXSN Sale (see The NXSN Sale - Background of Sale above), pursuant to the terms of the SPA (as defined above), the Company conveyed to the Buyer (as defined above) all right, title and interests in this action, including any rights to receive damages from EMC Corporation. As of this date, the Company has no right, title or interest in this action.

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

Employee Matters

On March 29, 2017, three former Legacy Business employees who were among the approximately 100 similarly situated employees terminated as a result of the Restructuring Plan filed a lawsuit in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits of approximately $200,000. On February 27, 2019, the Company settled the claim for a gross payment of $86,000.

On November 21, 2018, the Company was served by forty-five former Imation employees who are asserting claims for unpaid severance allegedly promised to them by the Company. The Plaintiffs allege that the Company promised them and other employees a severance package that they claim is separate from severance under Imation’s discretionary ERISA severance plan called the Income Assistance Plan. The case has not been filed and no schedule is set. We believe these state law claims are without merit and are vigorously defending our position. While an unfavorable outcome is reasonably possible, an estimate of such loss cannot be made at this time.

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

The Company had also received demand letters from three Nexsan former executives seeking severance payments in the amount of approximately of $500,000 total. In connection with the SPA executed as part of the NXSN Transaction, the Company disclosed in Section 2.7 of the Disclosure Schedules to such SPA all actions, orders, including proposed or threatened litigation, or any related matters (together, the “Actions”) regarding Nexsan, including these claims. Pursuant to the terms of the SPA and the NXSN Transaction, upon the consummation of the NXSN Transaction, the Company thereby divested itself of any obligations, liabilities, right, title and/or interest in or to such Actions, including these claims, with the Buyer obtaining all obligations, liabilities, right, title and/or interest in or to the Actions, including these claims.

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

Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU’s October 2010 ruling and subsequent litigation and law-making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 CJEU ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to certain court rulings in those jurisdictions. As of December 31, 2018, and December 31, 2017, we had accrued liabilities of $0.3 million and $5.6 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. These accruals are recorded as “Other current liabilities” on the Company’s Consolidated Balance Sheets (and not within discontinued operations). The Company’s management oversees copyright levy matters and continues to explore options to resolve these matters.

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

France. We have overpaid levies related to sales into the Company’s commercial channel in an amount of $55.1 million. We adopted a practice of offsetting ongoing levy liability with the French collecting society for IEBV’s sales in the consumer channel against the $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channels sales prior to the October 21, 2010 CJEU ruling). During the fourth quarter of 2013, GlassBridge reversed $9.5 million of French copyright levies (existing at the time of a 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid to cost of sales. As of December 31, 2017, we had offset approximately $14.4 million. We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $14.4 million of levies on consumer channel sales in France. However, such amounts are currently subject to challenge in court and there is no certainty that our estimates would be upheld and supported. In December 2012, IEBV filed a complaint against the French collection society, Copie France, for reimbursement of the $55.1 million in commercial channel levies that IEBV had paid prior to October 2010. A hearing occurred on December 8, 2015, in the High Court of Justice (Tribunal de Grande Instance de Paris (“TGIP”)) on IEBV’s claim and Copie France’s counterclaim. On April 8, 2016, the TGIP rejected all IEBV’s claims finding that the European Union law arguments raised by IEBV were inapplicable and relied solely on French law to grant Copie France’s counterclaims of approximately $17 million. On October 9, 2018, the Paris Court of Appeals affirmed the TGIP’s ruling in favor of Copie France and against the Company. To appeal this ruling, the Company may be required to first pay the judgment in the amount of approximately $17 million. We believe Copie France’s counterclaim is without merit and intend to defend IEBV’s position vigorously. We are now preparing to appeal the France Supreme Court (Cours de Cassation) which is the final stage in the process of reaching the CJEU. Despite these adverse rulings, the Company does not believe it to be probable that it will have to make any copyright levy payments in the future to Copie France and, accordingly, has not recorded an accrual for this matter. The likely outcome and time to reach a final resolution through the appellate process at the Cours de Cassation, which may include the possibility of preliminary questions to the CJEU, remains unclear. We estimate, however, that an ultimate net recovery remains reasonably foreseeable, which could be in the millions of dollars.

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

Germany. During the first quarter of 2015, GlassBridge reversed a $2.8 million accrual for German copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society. The reversal was recorded as a reduction of cost of sales. In the fourth quarter of 2018, IEBV and its German subsidiary finalized a settlement agreement with the German collecting society that resulted in mutual releases and a one-time payment by IEBV of 150,000 Euros. The Company recorded a benefit in restructuring and other of $5 million in continuing operations and has an accrual for the settlement payment of 150,000 Euros as of December 31, 2018.

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

Pursuant to the Litigation Management Agreement, Mach 5 has agreed, as of the Effective Date, to assume the responsibility for paying IEBV’s legal fees and expenses and managing the tactics and strategy of IEBV’s Dutch and French counsel relating to the Dutch Litigation and the French Litigation and to pay fifty percent (50%) of the legal fees of IEBV’s Dutch counsel incurred from March 1, 2018 through the Effective Date. In addition, IEBV has agreed that Mach 5 will be entitled to receive the following percentages of all amounts actually received by IEBV in the Dutch Litigation and French Litigation, whether by settlement or legal process (net of any amounts payable to IEBV’s French counsel in respect of any contingent fee arrangement in effect on the Effective Date):

●	Thirty percent (30%) if received within one year after the Signing Date;

●	Twenty-seven and one-half percent (27.5%) if received after one year after the Signing Date; and

●	Twenty-five percent (25%) if received after two years after the Signing Date.

Neither party to the Litigation Management Agreement will have the right to terminate it prior to the third anniversary date of the Signing Date unless there is an uncured material breach of the agreement.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of December 31, 2018, and 2017, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of December 31, 2018. Compliance with environmental regulations has not had a material adverse effect on our financial results.

Operating Leases

We incur rent expense under operating leases, which primarily relate to office space. Most long-term leases include one or more options to renew at the then fair rental value for a period of approximately one to three years. The following table sets forth the components of net rent expense for the years ended December 31:

	2018	2017
	(In millions)
Minimum lease payments	$0.1	$0.1
Contingent rentals	—	—
Total rental expense, net	$0.1	$0.1

The Company does not have any long-term lease obligations as of December 31, 2018.

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

Note 16 - Related Party Transactions

Barry L. Kasoff serves as president of Realization Services, Inc. (“RSI”), a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Mr. Kasoff also previously served as Chief Restructuring Officer of the Company from November 2015 to September 2016 and a member of the Board from May 2015 to February 2017. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI performed consulting services for the Company for the period from August 8, 2015 to March 30, 2016, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. On July 15, 2016, the Company entered into a consulting agreement with RSI to perform consulting services from July 18, 2016 through August 14, 2016 with an option for a three-week extended term. Mr. Kasoff resigned from his position as the Company’s Chief Restructuring Officer on September 8, 2016 and from the Board on February 2, 2017. In connection with the CMC settlement, RSI received consulting fees of $0.6 million for the year ended December 31, 2017. These fees were recorded in restructuring and other charges. See Note 15 - Litigation, Commitments and Contingencies for additional information.

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

The short-term investment balance in Clinton Lighthouse decreased from $0.4 million as of December 31, 2017 to $0.0 million as of December 31, 2018 due to redemptions during the period. Unrealized income for the year ended December 31, 2018 was less than $0.1 million. We recorded the unrealized income (losses) within “Other income (expense), net” in the Condensed Consolidated Statements of Operations. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.

Daniel A. Strauss serves as our Chief Operating Officer pursuant to the terms of a Services Agreement we entered into with Clinton on March 2, 2017 (the “Services Agreement”). The Services Agreement provides that Clinton will make available one of its employees to serve as Chief Operating Officer of the Company, and any subsidiary of the Company we may designate from time to time, as well as provide to GBAM, our investment adviser subsidiary, certain additional services. Pursuant to the terms of the Services Agreement, we may request that Clinton designate a mutually agreeable replacement employee to serve as Chief Operating Officer or terminate Clinton’s provision of an employee to us for such role. Under the Services Agreement, we have agreed to pay Clinton $125,000 for an initial term concluding on May 31, 2017, which term will automatically renew unless terminated for successive three-month terms at a rate of $125,000 per renewal term. If the Services Agreement is terminated prior to the conclusion of a term, we will be reimbursed for the portion of the prepaid fee attributable to the unused portion of such term. Clinton will continue to pay Mr. Strauss’s compensation and benefits and we have agreed to pay or reimburse Mr. Strauss for his reasonable expenses. Pursuant to the terms of the Services Agreement, we have also agreed to indemnify Mr. Strauss, Clinton, any substitute Chief Operating Officer and certain of their affiliates for certain losses. As of December 31, 2018, the Company paid Clinton $1,000,000 million under the Services Agreement and recorded $500,000 and $416,668 within “Selling, general and administrative” in our Condensed Consolidated Statements of Operations for year ended December 31, 2018 and 2017, respectively. Clinton was paid a fee in the amount of $127,500 in October 2018 for transaction advisory services related to the Nexsan divestiture. The Company did not pay another investment banker advisory fees for this transaction. The fee was recorded in current liabilities of discontinued operations on the Condensed Consolidated Balance Sheet and in Discontinued Operations on our Condensed Consolidated Statements of Operations for the period ending September 30, 2018.

Note 17 - Subsequent Events

On January 1, 2019 GlassBridge entered into a Management Services Agreement with Clinton (the “Management Services Agreement”) due to the closing of our Minnesota office. The Management Services Agreement engages Clinton to provide services for GlassBridge to include: accounting and treasury services including bookkeeping, payment process, banking and assisting with tax and SEC filings; managing the third party fund administrator, the custodian bank and the compliance firm; IT services including maintaining GlassBridge’s central servers, data security, emails and end-user support: payroll and benefit services (including medical insurance) for GlassBridge employees; and GlassBridge will pre-pay Clinton for these direct costs 5 days in advance: other administration services as reasonably requested by GlassBridge. The Initial term will commence on January 1, 2019 and conclude six months after that date. Thereafter, unless either party provides notice of nonrenewal to the other Party prior to the conclusion of the then current Initial Term, the Agreement will automatically renew for the successive three calendar months. In exchange for the provision of services and performance of services, GlassBridge will pay Clinton at the rate of $68,750 each quarter for the Initial Term and $68,750 each quarter for the renewal term. The Fees are payable in advance at the start of the Initial Term and each Renewal Term, if any.

As previously disclosed in a Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2018, on January 26, 2016, CMC Magnetics Corporation (“CMS”), a supplier of certain of the Company’s divested legacy businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages from the Company and the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract. CMC also brought similar claims in Japan and the Netherlands against other of our subsidiaries (altogether, the “CMC Litigation”). On September 15, 2017, the Company and CMC entered into a settlement agreement (the “Settlement Agreement”) providing for the full, final and complete global settlement of the CMC Litigation. Pursuant to the settlement, (i) we agreed that our subsidiary Imation Corporation Japan (“ICJ”) will cause the release and payment to CMC of approximately $9.2 million in attached assets, (ii) ICJ made a payment to CMC of $1.5 million on October 10, 2017, (iii) our subsidiary Imation Europe B.V. (“IEBV”) will cause the release and payment to CMC of approximately $825,000 in attached assets, (iv) ICJ issued to CMC an unsecured promissory note (the “CMC Note”) in the amount of $1.5 million, and (v) we guaranteed CMC ICJ’s obligations under the CMC Note. On March 28, 2019, the Company, together with its subsidiaries, including IJC, entered into a pre-pay agreement (the “Pre-Pay Agreement”) with CMC providing that the Company shall pre-pay the remaining balance of $1,000,000 due and payable under the CMC Note for a one-time cash payment of $325,000, and CMC accepted such pre-payment in full satisfaction of the Company’s obligations under the Settlement Agreement and the CMC Note. The payment of $325,000 was made on March 29, 2019.

On March 31, 2019, the Company entered into a securities purchase agreement (the “IMN Capital Agreement”) with IMN Capital Holdings, Inc., a Delaware company (“IMN Capital”) to sell its entire ownership of its international subsidiaries and Imation Latin America Corp., a Delaware corporation (the “Imation Subsidiaries”). As previously disclosed, certain subsidiaries of the Company, including the Imation Subsidiaries, are parties to certain lawsuits, claims, and other legal proceedings concerning claims and counterclaims relating to excess payments made by the Imation Subsidiaries relating to copyright levies in the European Union (the “EU”) member states (the “Subsidiary Litigation”). Pursuant to the terms and subject to the conditions of the IMN Capital Agreement, IMN Capital acquired from the Company the Imation Shares representing the Company’s ownership interests in each of the Imation Subsidiaries (the “Subsidiary Sale”). Following the Subsidiary Sale, the Imation Subsidiaries are no longer affiliates of the Company, and the Company has no interest in or to the Imation Subsidiaries except as explicitly described in the IMN Capital Agreement. In consideration for the Subsidiary Sale, the Company shall receive certain compensation from IMN Capital. As defined in the IMN Capital Agreement, a payment occurrence is the settlement or final adjudication as to all demands, claims, counter-claims, cross-claims, third-party claims, damages, fees, costs and expenses, brought and raised on any matters arising from or related to the Subsidiary Litigation (a “Payment Occurrence”). In connection with the Subsidiary Sale, the purchase price furnished by IMN Capital to the Company (the “Purchase Price”) shall consist of (i) one hundred dollars ($100.00) payable on the closing date of the IMN Capital Agreement and (ii) 75% of all net proceeds from Subsidiary Litigation (which, for the avoidance of doubt, shall be calculated after the payment of (i) the retirement of the Germany pension liability; (ii) contingency fees payable to attorneys engaged in connection with the Subsidiary Litigation; (iii)fees payable to Mach 5, the litigation financing company and (iv) the payment of all applicable taxes including income taxes in connection with the Subsidiary Litigation) (such payment, the “Contingent Payment”). The Company expects to record one-time non-cash gain of approximately $12 million in connection with IMN Capital Agreement transaction in Q1, 2019.

On March 29, 2019, the Board of Directors (the “Board”) of the Company appointed Daniel A. Strauss (“Mr. Strauss”) to serve as the Chief Executive Officer (the “CEO”) of the Company in addition to his role as Chief Operating Officer (the “COO”) of the Company, and appointed Francis Ruchalski (“Mr. Ruchalski” and together with Mr. Strauss the “Executives”) to serve as the Chief Financial Officer (the “CFO”) of the Company, effective April 5, 2019. Mr. Strauss, age 34, has been the Chief Operating Officer of the Company since 2017, and a Portfolio Manager at Clinton Group, Inc. (“Clinton”) since 2010 and will continue in such role following his appointment. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity through which he has developed a deep understanding of corporate finance and strategic planning activities. At Clinton, Mr. Strauss is responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss is responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co. as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC) from August 2011 until December 2015 and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Ruchalski, age 55, is currently the Chief Financial Officer of Clinton, and has been employed by Clinton since 1997. Prior to joining Clinton, Mr. Ruchalski was an audit manager with Anchin, Block & Anchin, LLP, a certified public accounting firm, from 1986 to 1997. Mr. Ruchalski’s responsibilities while with Anchin, Block & Anchin LLP included client auditing and financial and taxation planning. Mr. Ruchalski holds a bachelor of science in accounting from St. John’s University. The Executives will serve as our CEO and COO, and CFO respectively, pursuant to the terms of that certain Amended and Restated Services Agreement (the “Amended MSA”) replacing in its entirety that certain Services Agreement previously disclosed on a Current Report on Form 8-K dated as of March 6, 2017. Clinton is an investment adviser registered with the U.S. Securities and Exchange Commission (the “Commission”) and a stockholder of the Company. The Amended MSA provides that Clinton will make available certain of its employees to provide services to the Company, including CEO services, to be provided by Mr. Strauss, COO services, to be provided by Mr. Strauss, and CFO services, to be provided by Mr. Ruchalski (the “Executive Services”). In addition to the Executive Services, Clinton will make available other employees of Clinton as necessary to manage certain business functions as deemed necessary in the sole discretion of Clinton to provide other management services (the “Management Services” and together with the Executive Services, the “MSA Services”). Clinton may at any time designate a substitute for Mr. Strauss, Mr. Ruchalski, or any other employee providing any of the MSA Services, such substitute being mutually agreeable to each of the Company and Clinton. In consideration for the MSA Services, the Company shall provide to Clinton a rate of $243,750 for the initial term, such initial term being the first three (3) months following the execution date of the Amended MSA, and shall automatically renew for successive renewal terms of three (3) calendar months, the fee for each renewal term being $243,750. Each of the Company or Clinton may terminate the Amended MSA, for any reason, by transmitting five (5) days’ prior notice to the other party.

On March 29, 2019, Danny Zheng (“Mr. Zheng”), the Company’s Chief Financial Officer and Interim Chief Executive Office submitted his resignation from his positions with the Company. In connection with Mr. Zheng’s resignation, the Company together with Mr. Zheng entered into certain separation agreement (the “Zheng Separation Agreement”). Pursuant to the terms of the Zheng Separation Agreement, Mr. Zheng received a one-time cash severance payment in the amount $57,500, subject to any applicable withholdings. In consideration of this payment, Mr. Zheng executed a general release on behalf of the Company, and waived any other entitlements and benefits, including those described in that certain Employment Agreement entered into between Mr. Zheng and the Company (f/k/a Imation Corp.) on April 26, 2016. Mr. Zheng’s final employment date with the Company will be April 5, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 22, 2018, the Company dismissed Marcum LLP (“Marcum”) as its independent registered public accounting firm. The dismissal of Marcum was approved by the Company’s Board of Directors and its Audit Committee on August 19, 2018.

The report of Marcum on the Company’s financial statements for the fiscal years ended December 31, 2017 and 2016 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s prior two fiscal years and during the subsequent interim period through June 30, 2018, there were no disagreements as defined in Item 304 of Regulation S-K with Marcum, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Further, during the two prior fiscal years and during the subsequent interim period through June 30, 2018, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Marcum furnished the Company with a letter addressed to the SEC agreeing with the foregoing statements made by the Company in response to Item 304(a) of Regulation S-K, and a copy of said letter was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.

On October 23, 2018, the Company engaged Turner, Stone & Company, L.L.P. (“Turner”), an independent registered public accounting firm which is registered with, and governed by, the rules of the Public Company Accounting Oversight Board, as its independent registered public accounting firm. During the Company’s two most recent fiscal years, and the subsequent interim period through October 23, 2018, neither the Company nor anyone on the Company’s behalf, consulted Turner regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, our Interim Chief Executive Officer and Chief Financial Officer, Danny Zheng has concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls. During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GlassBridge management assessed the effectiveness of GlassBridge’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework version 2013. Based on our assessment, we concluded that, as of December 31, 2018, GlassBridge’s internal control over financial reporting was effective, based on those criteria.

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

Pursuant to General Instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act by officers and directors of the Company set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this Annual Report is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under all our existing equity compensation plans as of December 31, 2018, including the 2011 Stock Incentive Plan, 2008 Stock Incentive Plan, the 2005 Stock Incentive Plan and the 2000 Stock Incentive Plan. As of December 31, 2018, options and restricted stock had been granted under the 2000 Stock Incentive Plan, 2005 Stock Incentive Plan and 2008 Stock Incentive Plan, and options, restricted stock, restricted stock units and stock appreciation rights had been granted under the 2011 Stock Incentive Plan. Our shareholders have approved all the compensation plans listed below.

Equity Compensation Plans Approved by Shareholders	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
2011 Stock Incentive Plan	79,134	(1)	$45.20	120,990
2008 Stock Incentive Plan	100,268		$99.95	—	(2)
2005 Stock Incentive Plan	10,064		$245.37	—	(2)
Total	189,466		$77.51	120,990

(1) This number does not include restricted stock of 213,982 shares under our 2011 Stock Incentive Plan

(2) No additional awards may be granted under our 2008 Stock Incentive Plan, 2005 Stock Incentive Plan, 2000 Stock Incentive Plan or 1996 Directors Stock Compensation Program.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Pursuant to General Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions and director independence set forth under the headings “Information Concerning Solicitation and Voting - Related Person Transactions and Related Person Transaction Policy,” “Board of Directors - Director Independence and Determination of Audit Committee Financial Expert” and “Board of Directors - Meetings of the Board and Board Committees” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K is incorporated herein by reference.

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

3. Exhibits

The following exhibits are filed as part of this report:

Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310).
3.2	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.5	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 on Imation’s Current Report on Form 8-K, filed August 11, 2015).
4.1	Rights Agreement, dated as of August 7, 2015, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 on Imation’s Current Report on Form 8-K, filed August 11, 2015).
10.1	Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.2*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.3*	Imation Corp. 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.4*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on May 9, 2005).
10.5*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on May 9, 2005).
10.6*	Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8- K filed on February 13, 2006).

10.7*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on May 9, 2005).
10.8*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on May 9, 2005).
10.9*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.10*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.11*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.12*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.13*	Imation Corp. 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 16, 2005).
10.14*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 9, 2005).
10.15*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 9, 2005).
10.16*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 13, 2006).
10.17*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 9, 2005).
10.18*	Form of Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 16, 2005).
10.19*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 9, 2005).
10.20*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 9, 2005).
10.21*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on February 13, 2006).
10.22*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on May 9, 2005).
10.23*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 16, 2005).
10.24*	Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2006).
10.25*	Form of 2005 Stock Incentive Plan Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on February 13, 2006).
10.26*	Form of 2005 Stock Incentive Plan Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on February 13, 2006).
10.27*	Form of 2005 Stock Incentive Plan Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on February 13, 2006).
10.28*	Form of 2005 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 12, 2008).
10.29*	Form of 2005 Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on February 13, 2006).

10.30*	Form of 2005 Stock Incentive Plan Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on February 13, 2006).
10.31*	Form of 2005 Stock Incentive Plan Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on February 13, 2006).
10.32*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2008).
10.33*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 12, 2008).
10.34*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 12, 2008).
10.35*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 12, 2008).
10.36*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 12, 2008).
10.37*	Form of 2008 Stock Incentive Plan Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.38*	Form of 2008 Stock Incentive Plan Stock Option Agreement for Executive Officers (3 yr vest) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.39*	Form of 2008 Stock Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.40*	Imation Corp. 2011 Stock Incentive Plan, as amended and restated (2013) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-188429, filed on May 8, 2013).
10.41*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.42*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.43*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 25, 2014).
10.44*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.45*	Form of 2011 Stock Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.46*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on November 25, 2014).
10.47*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K Current Report filed on November 25, 2014).
10.48*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.49*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on November 25, 2014).
10.50*	Form of 2011 Stock Incentive Plan, Performance-Based Cash Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 16, 2014).
10.51*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on January 15, 2015).

10.52*	Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
10.53*	Form of 2011 Stock Incentive Plan, Performance-Based Restricted Stock Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 16, 2014).
10.54*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 25, 2014).
10.55*	Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 25, 2014).
10.56*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 25, 2014).
10.57*	Imation Corp. Director Compensation Program, effective May 4, 2005 (as amended effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.58*	Form of Restricted Stock Unit Award Agreement for Directors (incorporated by Reference to the Company’s Current Report on Form 8-K, filed on November 19, 2015).
10.59*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310).
10.60*	Description of 2013 Annual Bonus Plan Target Approval (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 13, 2013).
10.61*	Description of 2014 Annual Bonus Plan Target Approval (incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 14, 2014).
10.62*	Description of 2015 Annual Bonus Plan Target Approval (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 13, 2015).
10.63*	Employment Agreement dated October 14, 2015, between the Company and Robert. B. Fernander (incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 20, 2015).
10.64*	Renewal, Extension and Amendment of Employment Agreement, dated as of October 14, 2016, by and between the Company and Robert B. Fernander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 19, 2016).
10.65*	Second Amendment to Employment Agreement, dated as of November 22, 2016, by and between the Company and Robert B. Fernander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.66*	Employment Agreement, dated as of November 22, 2016, by and among Nexsan Corporation, Robert B. Fernander and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.67*	Escrow Agreement, dated as of January 31, 2017, by and among Nexsan Corporation, Robert B. Fernander, the Company and Clint Parsley, as escrow agent (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).
10.68*	Severance Agreement, dated as of March 7, 2017, by and among Nexsan Corporation, Robert B. Fernander and the Company (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).
10.69*	Employment Agreement, entered into effective as of April 26, 2016, by and between the Company and Danny Zheng (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 29, 2016).
10.70*	Amendment No. 1 to Employment Agreement, dated as of February 2, 2017, by and between the Company and Danny Zheng (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.71	Amended and Restated Letter Agreement, dated April 29, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q/A for the quarter ended March 31, 2016).
10.72	Stock Purchase Agreement, dated as of November 22, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.73	Amendment No. 1 to Stock Purchase Agreement, dated as of December 12, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2016).
10.74	Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.75	Amendment No. 1 to Subscription Agreement, dated as of January 9, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on January 10, 2017).
10.76	Senior Secured Convertible Note, dated as of January 23, 2017, payable by NXSN Acquisition Corp. to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).
10.77	Guaranty and Security Agreement, dated as of January 23, 2017, by and among the Company, NXSN Acquisition Corp., Nexsan Corporation and the other grantors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).
10.78	Capacity and Services Agreement, dated as of February 2, 2017, by and among Clinton Group, Inc., the Company and GlassBridge Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).
10.79	Registration Rights Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).
10.80	Letter Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).
10.81*	Services Agreement, dated as of March 2, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.82	Settlement Agreement, dated as of September 15, 2017, by and among the Company, CMC Magnetics Corporation, Imation Corporation Japan and Imation Europe B.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).
10.83	Promissory Note, dated September 15, 2017, issued by Imation Corporation Japan to CMC Magnetics Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).
10.84	Guarantee, dated as of September 15, 2017, made by the Company in favor of CMC Magnetics Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).
10.85	Settlement Agreement, dated as of September 28, 2017, by and among the Company, IOENGINE, LLC and Scott McNulty (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).
10.86	Secured Promissory Note, dated September 28, 2017, issued by the Company to IOENGINE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).
10.87	Pledge Agreement, dated September 28, 2017, by and between the Company and IOENGINE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).
10.88	Litigation Finance & Management Agreement, dated as of May 21, 2018 and effective as of May 1, 2018, by and between Imation Europe B.V. and Mach 5 B.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2018)
10.89	Exchange Agreement, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and Humilis Holdings Private Equity LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)
10.90	Option Agreement, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and Humilis Holdings Private Equity LP. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)
10.91	Assignment of Contract, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and Humilis Holdings LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)
10.92	Securities Purchase Agreement, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and StorCentric, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)
10.93	Pre-Pay Agreement, dated as of August 13, 2018 among IOENGINE, GlassBridge Enterprises, Inc. and Scott McNulty. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)
10.94	Settlement Agreement and Mutual Release, dated as of August 10, 2018 among NXSN Acquisition Corp., Nexsan Technologies Incorporated and Humilis Holdings Private Equity LP. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)
10.95	Settlement Agreement, dated as of December 21, 2018, by and among Zentralstelle für private Überspielungsrechte (ZPÜ) Gesellschaft des bürgerlichen Rechts, and its members; and TME GmbH, Imation Europe B.V. and GlassBridge Enterprises, Inc. (formerly: Imation, Corp.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 28, 2018)
16.1	Letter from Marcum LLP to the U.S. Securities and Exchange Commission, dated October 25, 2018 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2018.
21.1†	Subsidiaries of GlassBridge Enterprises, Inc.
23.1†	Consent of Independent Registered Public Accounting Firm (Turner, Stone & Company LLP)
23.2†	Consent of Independent Registered Public Accounting Firm (Marcum LLP)
24.1†	Power of Attorney (included on signature page)
31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: April 1, 2019

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

Signature	Title	Date

/s/ Joseph De Perio	Chairman (Principal Executive Officer)	April 1, 2019
Joseph De Perio

/s/ Danny Zheng	Interim Chief Executive Officer and Chief Financial Officer(Principal Financial and Accounting Officer)	April 1, 2019
Danny Zheng

/s/ Robert Searing	Director	April 1, 2019
Robert Searing

/s/ Alex Spiro	Director	April 1, 2019
Alex Spiro

/s/ Robert G. Torricelli	Director	April 1, 2019
Robert G. Torricelli

