Form 10-Q
period 2019-03-31
GlassBridge Enterprises, Inc.
filed 2019-05-15
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________ to ____________

Commission File Number: 1-14310

GLASSBRIDGE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Madison Ave, 9th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(651) 704-4000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,137,487 shares of Common Stock, par value $0.01 per share, were outstanding as of May 13, 2019.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net revenue	$—	$0.1
Cost of goods sold	—	—
Gross profit	—	0.1
Operating expenses:
Selling, general and administrative	0.8	1.7
GBAM Fund expenses	—	0.1
Restructuring and other	0.1	—
Total operating expenses	0.9	1.8
Operating loss from continuing operations	(0.9)	(1.7)
Other income (expense):
Interest expense	—	(0.1)
Net loss from GBAM Fund activities	—	(0.1)
Other income, net	—	0.2
Total other income (expense)	—	—
Loss from continuing operations before income taxes	(0.9)	(1.7)
Income tax benefit	—	—
Loss from continuing operations	(0.9)	(1.7)
Discontinued operations:
Income on sale of discontinued businesses, net of income taxes	10.2	—
Income from discontinued operations, net of income taxes	0.3	—
Income from discontinued operations, net of income taxes	10.5	—
Net income (loss)	$9.6	$(1.7)

Loss per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(0.18)	$(0.33)
Discontinued operations	2.06	—
Net income (loss)	$1.88	$(0.33)

Weighted average common shares outstanding:
Basic and diluted	5.1	5.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$9.6	$(1.7)

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	—	—
Reclassification of adjustment for defined benefit plans recorded in net loss	0.1	0.1
Total net pension adjustments	0.1	0.1

Net foreign currency translation:
Unrealized foreign currency translation losses	—	(0.3)
Total net foreign currency translation	—	(0.3)

Total other comprehensive income (loss), net of tax	0.1	(0.2)

Comprehensive income (loss)	$9.7	$(1.9)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3.0	$4.9
Other current assets	1.4	1.2
Current assets of discontinued operations	—	2.4
Total current assets	4.4	8.5
Other assets	6.0	6.1
Non-current assets of discontinued operations	0.0	0.4
Total assets	$10.4	$15.0
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$0.5	$0.4
Other current liabilities	3.2	3.3
Current liabilities of discontinued operations	0.6	4.6
Total current liabilities	4.3	8.3
Other liabilities	15.4	23.7
Other liabilities of discontinued operations	0.2	2.2
Total liabilities	19.9	34.2
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10 million shares, 5.7 million issued at March 31, 2019; 5.7 million issued at December 31, 2018	0.1	0.1
Additional paid-in capital	1049.0	1,049.0
Accumulated deficit	(1013.3)	(1,022.9)
Accumulated other comprehensive loss	(20.6)	(20.7)
Treasury stock, at cost: 0.6 million shares at March 31, 2019; 0.6 million shares at December 31, 2018	(24.7)	(24.7)
Total GlassBridge Enterprises, Inc. shareholders’ deficit	(9.5)	(19.2)
Total liabilities and shareholders’ deficit	$10.4	$15.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance as of December 31, 2018	5,687,789	$0.1	$1,049.0	$(1,022.9)	$(20.7)	550,302	$(24.7)	$(19.2)
Net income				9.6				9.6
Pension adjustments, net of tax					0.1			0.1
Balance as of March 31, 2019	5,687,789	$0.1	$1,049.0	$(1,013.3)	$(20.6)	550,302	$(24.7)	$(9.5)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	(Deficit)
	(In millions, except per share amounts)
Balance as of December 31, 2017	5,687,789	$0.1	$1,050.9	$(1,027.5)	$(18.9)	633,939	$(26.6)	$(4.7)	$(26.7)
Net loss				(1.7)					(1.7)
Restricted stock grants and other			(1.7)			(77,690)	1.6		(0.1)
Net change in cumulative translation adjustment					(0.3)				(0.3)
Pension adjustments, net of tax					0.1				0.1
ASC 606 Adjustment				0.3					0.3
Balance as of March 31, 2018	5,687,789	$0.1	$1,049.2	$(1,028.9)	$(19.1)	556,249	$(25.0)	$(4.7)	$(28.4)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$9.6	$(1.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	0.8
Stock-based compensation	—	(0.2)
Pension settlement and curtailments	—	0.1
Gain on sale of assets	(9.6)	—
Short term investment	—	0.4
Other, net	(0.2)	(0.3)
Changes in operating assets and liabilities	(2.6)	(0.9)
Net cash used in operating activities	(2.8)	(1.8)
Cash Flows from Investing Activities:
Capital expenditures	—	(0.2)
Disbursement related to disposal group	(0.5)	—
Proceeds from sale of assets	1.0	—
Net cash provided by (used in) investing activities	0.5	(0.2)
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	(2.3)	(2.0)
Cash, cash equivalents and restricted cash — beginning of period	5.3	10.7
Cash, cash equivalents and restricted cash — end of period (a)	$3.0	$8.7

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$—	$0.1

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets
Current assets:
Cash and cash equivalents	$3.0	$8.1
Restricted cash included in other current assets	—	0.2
Non-current assets:
Restricted cash included in non-current assets of discontinued operations	—	0.4
Total cash, cash equivalents and restricted cash	$3.0	$8.7

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

The December 31, 2018 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission on April 1, 2019.

The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”) and the Nexsan Business (which includes the “Nexsan Group” as defined below), are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our “Asset Management Business,” which consists of our investment advisory business conducted through GBAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses or the Nexsan Business. Assets and liabilities directly associated with our Legacy Businesses and Nexsan Business and that are not part of our ongoing operations have been separately presented on the face of our Condensed Consolidated Balance Sheet as of both March 31, 2019 and December 31, 2018. See Note 4 - Discontinued Operations for further information.

Sale of international subsidiaries and Imation Latin America Corp.

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) as of April 2, 2019, on March 31, 2019, the Company entered into a securities purchase agreement (the “IMN Capital Agreement”) with IMN Capital Holdings, Inc., a Delaware corporation (“IMN Capital”) whereby the Company sold its entire ownership of its international subsidiaries together with its entire ownership in Imation Latin America Corp., a Delaware corporation (the “Imation Subsidiaries”). As previously disclosed, certain subsidiaries of the Company, including the Imation Subsidiaries, are parties to certain lawsuits, claims, and other legal proceedings concerning claims and counterclaims relating to excess payments made by the Imation Subsidiaries relating to copyright levies in European Union (“EU”) member states (the “Subsidiary Litigation”). Pursuant to the terms and subject to the conditions of the IMN Capital Agreement, IMN Capital acquired from the Company the Company’s shares representing the Company’s ownership interests in each of the Imation Subsidiaries (the “Subsidiary Sale”). Following the Subsidiary Sale, the Imation Subsidiaries are no longer affiliates of the Company, and the Company has no interest in or to the Imation Subsidiaries except as explicitly described in the IMN Capital Agreement. In consideration for the Subsidiary Sale, the Company shall receive certain compensation from IMN Capital. As defined in the IMN Capital Agreement, a payment occurrence is the settlement or final adjudication as to all demands, claims, counter-claims, cross-claims, third-party claims, damages, fees, costs and expenses, brought and raised on any matters arising from or related to the Subsidiary Litigation (a “Payment Occurrence”). In connection with the Subsidiary Sale, the purchase price furnished by IMN Capital to the Company (the “Purchase Price”) shall consist of (i) one hundred dollars ($100.00) payable on the closing date of the IMN Capital Agreement and (ii) 75% of all net proceeds from Subsidiary Litigation (which, for the avoidance of doubt, shall be calculated after the payment of (i) the retirement of the Germany pension liability; (ii) contingency fees payable to attorneys engaged in connection with the Subsidiary Litigation; (iii) fees payable to Mach 5, the litigation financing company and (iv) the payment of all applicable taxes including income taxes in connection with the Subsidiary Litigation) (such payment, the “Contingent Payment”). The Company expects to record a one-time non-cash gain of approximately $12 million in connection with IMN Capital Agreement transaction.

Liquidity and Management Plan

The Company incurred operating and cash flow losses for several reporting periods and had a working capital balance of $0.1 million as of March 31, 2019. These losses raised substantial doubt about our ability to continue as a going concern. Although the working capital balance is only $0.1 million, it included $3.0 million of cash as of March 31, 2019, which is expected to fund our operations in the next twelve months. As a result, we have undertaken a financial and operational restructuring plan approved by our Board of Directors (the “Board”) prior to the 2018 fiscal year (the “Restructuring Plan”). Operating under the Restructuring Plan includes executing changes to our business model. Management’s execution of the Restructuring Plan, which we believe will alleviate the substantial doubt about our ability to continue as a going concern, is as follows:

●	Asset Management Business: We expect the Asset Management Business to grow assets under management (AUM) in 2019 and to make progress in the venture and private equity business.

●	Legacy Business: As we settled most of the major litigation, the Legacy Business cash spending is expected to be significantly lower in 2019. Furthermore, in 2018 we finalized a European levy litigation financing agreement which would eliminate levy legal costs going forward. The major operating expenses are accounting, compliance (statutory audit & tax filing), legal fees (non-levy related) and Germany pension funding In connection with the Subsidiary Sale, the Company shall have no further obligations regarding certain entities which were, prior to the Subsidiary Sale, affiliates or subsidiaries of the Company, including Imation Argentina S.A.C.I.F.I, Imation Holdings Pte Ltd., Imation Latin America Corp., Imation Holdings B.V., Imation Corp. Japan, Imation Canada, Inc., Imation Polska Sp Z.O.O. and Global Data Media FZ LLC.

●	Corporate: We will continue to reduce corporate spending in all areas including the board cost and the corporate personnel. We have decided to outsource the corporate finance, accounting and IT operations to Clinton Group starting in Q1, 2019. This reduces corporate costs by 50%.

●	Tax Refund: As a result of the 2017 tax reform, we expect to receive approximately a $1.1 million alternative minimum tax refund in mid-2019.

●	Pension Liabilities: The Company’s application for termination of the GlassBridge Enterprises Cash Balance Pension Plan (the “Plan”) was approved by the Pension Benefit Guaranty Corporation. The termination was effective as of April 30, 2019, and will relieve the Company of the minimum funding requirements of the Plan. See Note 15 – Subsequent Events for additional information.

●	Asset Monetization: We sold certain IP addresses to a third party. The Company received proceeds of $950,000 in the first quarter of 2019.

Our cash balance was $3.0 million as of March 31, 2019. Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $2.0 million and investments of $1.0 million.

We expect that our cash and potential cash flow from GBAM and asset monetization (i.e. monetizing the Arrive investment) will provide liquidity sufficient to meet our obligations as they become due within one year from the date these financial statements are issued. We also plan to raise additional capital from non-strategic asset sales, or otherwise, if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Note 2 — New Accounting Pronouncements

Adoption of New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 is effective for the Company beginning January 1, 2019, and does not have a material impact on its consolidated results of operations or financial condition.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), enacted on December 22, 2017. ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate. The amendments of this ASU allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%. The amendments in this ASU are effective for the Company beginning January 1, 2019, and do not have a material impact on its consolidated results of operations or financial condition.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. The ASU also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. The ASU requires a modified retrospective transition approach. For the Company, the ASU is effective as of January 1, 2019 and does not have a material impact on its consolidated results of operations or financial condition.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends ASU No. 2016-02, Leases. The new ASU includes certain clarifications to address potential narrow-scope implementation issues which the Company is incorporating into its assessment and adoption of ASU No. 2016-02. This ASU has the same transition requirements and effective date as ASU No. 2016-02, which for the Company is January 1, 2019. This standard does not have a material impact on the Company’s consolidated results of operations or financial condition.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU No. 2016-02, Leases. The new ASU offers an additional transition method by which entities may elect not to recast the comparative periods presented in financial statements in the period of adoption and allows lessors to elect a practical expedient to not separate lease and nonlease components when certain conditions are met. This ASU has the same transition requirements and effective date as ASU No. 2016-02, which for the Company is January 1, 2019. This standard does not have a material impact on the Company’s consolidated results of operations or financial condition.

New Accounting Pronouncements To Be Adopted

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

The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Three Months Ended
	March 31,
(In millions, except for per share amounts)	2019	2018
Numerator:
Income (loss) from continuing operations	$(0.9)	$(1.7)
Income (loss) from discontinued operations, net of income taxes	10.5	—
Net gain (loss)	$9.6	$(1.7)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted	5.1	5.1

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(0.18)	$(0.33)
Discontinued operations	2.06	—
Net gain (loss)	$1.88	$(0.33)

Anti-dilutive shares excluded from calculation	0.1	0.4

Note 4 — Discontinued Operations

On March 31, 2019, the Company entered into a securities purchase agreement with IMN Capital Holdings, Inc., a Delaware company (“IMN Capital”) to sell its entire ownership of its international subsidiaries and Imation Latin America Corp., a Delaware corporation (the “Imation Subsidiaries”) (the “Subsidiary Sale”). In connection with the sale, the purchase price furnished by IMN Capital to the Company consisted of (i) one hundred dollars ($100.00) payable on the closing date of the IMN Capital Agreement and (ii) 75% of all net proceeds from subsidiary litigation (which, for the avoidance of doubt, shall be calculated after the payment of (i) the retirement of the Germany pension liability; (ii) contingency fees payable to attorneys engaged in connection with the Subsidiary Litigation; (iii) fees payable to Mach 5, the litigation financing company and (iv) the payment of all applicable taxes including income taxes in connection with the subsidiary litigation). The Company recorded a one-time non-cash gain of approximately $9.6 million in connection with IMN Capital Agreement transaction.

The operating results for the Legacy Businesses and the Nexsan Business are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net revenue	$0.1	$9.3
Cost of goods sold	0.1	4.5
Gross profit	—	4.8
Selling, general and administrative	0.3	3.9
Research and development	—	1.2
Restructuring and other	—	0.1
Other (income) expense	(0.6)	(0.4)
Income from discontinued operations, before income taxes	0.3	—
Income on sale of discontinued businesses, before income taxes	9.6	—
Income tax benefit (provision)	0.6	—
Income (loss) from discontinued operations, net of income taxes	$10.5	$—

Net income of discontinued operations for the three months ended March 31, 2019 increased by $10.5 million compared to the same period last year mainly due to the sale of the Imation Subsidiaries.

Current assets of discontinued operations were $0.0 million as of March 31, 2019. Current assets of discontinued operations as of December 31, 2018 of $2.4 million included $0.7 million of accounts receivable, $1.0 million related to funds held in escrow and $0.7 million of other current assets. The decrease of the current assets in 2019 was due to the sale of the Imation Subsidiaries.

Current liabilities of discontinued operations were $0.6 million as of March 31, 2019. Current liabilities of discontinued operations of $4.6 million as of December 31, 2018 included $1.7 million of accounts payable, $1.0 million due to CMC and $2.2 million of other current liabilities. The decrease of the current liabilities in 2019 was due to the sale of the Imation Subsidiaries.

Other liabilities of discontinued operations were $0.2 million as of March 31, 2019. Other liabilities of discontinued operations of $2.2 million as of December 31, 2018 included $0.5 million of withholding tax, $0.6 million of tax contingencies and $1.1 million of other liabilities. The decrease of the other liabilities in 2019 was due to the sale of the Imation Subsidiaries.

Note 5 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

Other assets primarily included a $4.0 million strategic investment in equity securities. The strategic investment in equity securities is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. Historically, we accounted for such investment under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value therefore the new guidance was adopted prospectively. As of March 31, 2019, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment on a quarterly basis. In addition, other assets as of March 31, 2019 also include a $1.1 million receivable for minimum tax credit refund, escrowed funds related to the NXSN sale of $0.7 million and $0.2 million of other assets.

Other current liabilities primarily included pension minimum contributions of $1.9 million and $1.9 million, levy accruals of $0.0 million and $0.3 million and accrued payroll of $0.1 million and $0.2 million as of March 31, 2019 and December 31, 2018, respectively.

Other liabilities included pension liabilities of $14.4 million and $23.0 million as of March 31, 2019 and December 31, 2018, respectively. The change in the pension liabilities was due to the Subsidiary Sale.

Note 6 — Intangible Assets

As of March 31, 2019 and December 31, 2018, the Company did not have any intangible assets. Amortization expenses were $0.0 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, and the prior year expense related to intangible assets acquired when we closed the Capacity and Services Transaction with Clinton on February 2, 2017. These intangible assets were impaired in the fourth quarter of 2018.

Amortization expense for intangible assets consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Amortization expense	$0.0	$0.5

The Company currently does not expect to have any amortization expenses for the remainder of 2019 or thereafter.

Note 7 — Restructuring and Other Expense

Restructuring and other expense was $0.1 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively.

Activity related restructuring accruals was as follows:

(In millions)	Severance and Related
Accrued balance at December 31, 2018	$0.1
Charges	0.1
Usage and payments	$(0.1)
Accrued balance at March 31, 2019	$0.1

Note 8 — Stock-Based Compensation

Stock-based compensation for continuing operations consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Stock-based compensation expense	$—	$(0.2)

We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the “Stock Plans”) which are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, there were 288,295 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2018	22,758	$83.67
Canceled	(20,648)	83.14
Outstanding March 31, 2019	2,110	$88.79
Exercisable as of March 31, 2019	2,110	$88.79

The outstanding options are non-qualified and generally have a term of ten years. The weighted average assumptions used in the valuation of options are not applicable for the periods ending March 31, 2019 and 2018 as no options were granted over this time.

Three Months Ended
March 31,
	2019	2018
Volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected life (months)	N/A	N/A
Dividend yield	N/A	N/A

As of March 31, 2019, there was no unrecognized compensation expense related to non-vested stock options granted under our Stock Plans.

Restricted Stock

The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2018	30,000	$7.03
Granted	—	—
Vested	(15,000)	7.03
Forfeited	—	—
Nonvested as of March 31, 2019	15,000	$7.03

The cost of the awards is determined using the fair market value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.

As of March 31, 2019, there was less than $0.1 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.0 years.

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

During the three months ended March 31, 2019, the Company did not make any contributions to our U.S. pension plan. The Company was notified by the PBGC on April 16, 2019 that the Company’s application for termination of the GlassBridge Enterprises Cash Balance Pension Plan was approved by the Pension Benefit Guaranty Corporation with a termination date of April 30, 2019. The termination will relieve the Company of the funding requirements of the Plan. See Note 15 – Subsequent Events for additional information.

Components of net periodic pension (credit) cost included the following:

	United States
	Three Months Ended March 31,
(In millions)	2019	2018
Interest cost	$0.6	$0.5
Expected return on plan assets	(0.7)	(0.8)
Amortization of net actuarial loss	0.1	0.1
Net periodic pension credit	—	(0.2)
Settlement loss	—	—
Total pension (credit) cost	$—	$(0.2)

Germany was the Company’s only remaining international plan. In connection with the Subsidiary Sale, the Company no longer has any international plans.

Note 10 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

For the three months ended March 31, 2019, we recorded income tax from continuing operations of $0.0 million on a loss of $0.9 million. For the three months ended March 31, 2018, we recorded income tax of $0.0 million on a loss of $1.7 million. The effective income tax rate for the three months ended March 31, 2019 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

Adjustments were made to previous financial statements as a result of the Tax Reform Act passed on December 22, 2017. Most significantly, the elimination of the corporate alternative minimum tax and ability to file for refunds of minimum tax credit carryovers resulted in reclassification of $2.2 million as a receivable, half of which is shown as a current receivable on the balance sheet to reflect the cash refund due later in 2019 (with the remainder due in years 2020 through 2022).

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. For the three months ending March 31, 2019 we reversed $607k of the liability related to our Legacy businesses’ foreign subsidiaries, as these liabilities stay with the foreign entities that were sold during the quarter. The tax benefit was recorded in discontinued operations, where the liabilities of $0.6 million and $0.9 million as of December 31, 2018 and March 31, 2018, respectively, had previously been recorded.

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

Note 11 — Shareholders’ Equity

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

The Company did not purchase any shares during the three months ended March 31, 2019. Since the inception of the November 14, 2016 authorization, we have repurchased 65,915 shares of common stock for $0.3 million and, as of March 31, 2019, we had remaining authorization to repurchase 434,085 additional shares. The treasury stock held as of March 31, 2019 was acquired at an average price of $44.88 per share.

Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2018	550,302
Purchases	—
Restricted stock grants	—
Forfeitures and other	—
Balance as of March 31, 2019	550,302

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans
Balance as of December 31, 2018	$(20.7)
Amounts reclassified from accumulated other comprehensive income, net of tax	0.1
Balance as of March 31, 2019	$(20.6)

Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Operations
(In millions)	2019	2018	Where (Gain) Loss is Presented
Amortization of net actuarial loss	$0.1	$0.1	Other income (expense)
Cumulative translation adjustment	—	(0.3)	Discontinued operations
Total reclassifications for the period	$0.1	$(0.2)

Income taxes are not provided for cumulative translation adjustment relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive income (loss) items that are also recorded as part of net income (loss) and are presented net of taxes in the Consolidated Statements of Comprehensive Income (Loss).

Note 12 — Segment Information

The Legacy Businesses and the Nexsan Business are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information about these divestitures.

On February 2, 2017, we closed the Capacity and Services Transaction with Clinton. The Capacity and Services Transaction allows GBAM to access investment capacity within Clinton’s quantitative equity strategy. In addition, we have recently taken steps to build our own independent organizational foundation while leveraging Clinton’s capabilities and infrastructure. While our intention is to primarily engage in the management of third-party assets, we may make opportunistic proprietary investments from time to time that comply with applicable laws and regulations. Since the closing of the Capacity and Services Transaction, we have focused on our Asset Management Business as our primary operating business segment. See Note 14 - Related Party Transactions for additional information.

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

In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses on technology-driven quantitative strategies and other alternative investment strategies. The fund initially performed in-line with the expectation for 2017. However, we had a difficult time raising third-party capital due to the overall under-performance of the hedge fund industry. In Q4, 2018, after our internal business review and deliberations, we decided to temporarily close the GBAM Fund to save operating costs.

We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Consolidated Financial Statements as part of the Asset Management Business shown below.

As of March 31, 2019, the Asset Management Business is our only reportable segment.

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

For our Asset Management Business, we include net income from GBAM Fund activities in our performance evaluation. Net income from GBAM Fund activities primarily represents realized and unrealized gains and losses for the GBAM Fund.

Net revenue and operating loss from continuing operations by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net revenue
Asset Management Business	—	0.1
Total net revenue	$—	$0.1

	Three Months Ended
	March 31,
(In millions)	2019	2018
Operating income (loss) from continuing operations
Asset Management Business	0.0	(0.9)
Total segment operating loss	0.0	(0.9)
Corporate and unallocated	(0.8)	(0.8)
Restructuring and other	(0.1)	—
Total operating loss	(0.9)	(1.7)
Interest expense	—	(0.1)
Net gain (loss) from GBAM Fund activities	—	(0.1)
Other income (expense), net	—	0.2
Loss from continuing operations before income taxes	$(0.9)	$(1.7)

Note 13 — Litigation, Commitments and Contingencies

The Company is a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of March 31, 2019, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.

Intellectual Property Litigation

The Company is subject to allegations of patent infringement by our competitors as well as non-practicing entities (“NPEs”) - sometimes referred to as “patent trolls” - who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, the Company is not able to reasonably estimate with precision the amount of any monetary liability or financial impact that may be incurred with respect to these matters. As of May 15, 2019, given the exits from the Legacy Businesses, the Company believes that the ultimate resolution of these matters in the aggregate will not materially adversely affect our financial condition, results of operations and cash flows.

Trade Related Litigation

On January 26, 2016, CMC, a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages from the Company and the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract. CMC also brought similar claims in Japan and the Netherlands against other of our subsidiaries. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 18, 2017, we entered into a settlement agreement with CMC on September 15, 2017 resolving all claims relating to the CMC lawsuits. Pursuant to the settlement, (i) we agreed that our subsidiary Imation Corporation Japan (“ICJ”) will cause the release and payment to CMC of approximately $9.2 million in attached assets, (ii) ICJ made a payment to CMC of $1.5 million on October 10, 2017, (iii) our subsidiary Imation Europe B.V. (“IEBV”) will cause the release and payment to CMC of approximately $825,000 in attached assets, (iv) ICJ issued to CMC an unsecured promissory note (the “CMC Note”) in the amount of $1.5 million, and (v) we guaranteed CMC ICJ’s obligations under the CMC Note. As of December 31, 2017, both ICJ and Europe B.V. had released the required payments to CMC. In January 2018, ICJ made a $0.5 million payment to CMC in relation to the $1.5 million CMC Note discussed above. On March 28, 2019, the Company, together with its subsidiaries, including IJC, entered into a pre-pay agreement (the “Pre-Pay Agreement”) with CMC providing that the Company shall pre-pay the remaining balance of $1,000,000 due and payable under the CMC Note for a one-time cash payment of $325,000, and CMC accepted such pre-payment in full satisfaction of the Company’s obligations under the settlement agreement and the CMC Note. The $325,000 payment was made on March 28, 2019.

The Company has various trade disputes with vendors related to the Legacy Businesses. The Company believes it has made adequate accruals with respect to the disputes for which such is appropriate according to our accounting policy.

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

Forty-five former Legacy Business employees are suing the Company for unpaid severance allegedly promised to them by the Company. Plaintiffs allege the Company promised them and other employees a severance package that they claim is separate from severance under Imation’s discretionary ERISA severance plan called the Income Assistance Plan. The case has not been filed and no schedule is set. We believe these state law claims are without merit and are vigorously defending our position.

Copyright Levies

We had previously disclosed various copyright levy litigations related to our former subsidiary – IEBV. In connection with the Subsidiary Sale, the Company is no longer liable for adverse outcomes and may receive Contingent Payouts should IEBV prevail in litigation.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of March 31, 2019 and December 31, 2018, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of March 31, 2019. Compliance with environmental regulations has not had a material adverse effect on our financial results.

Note 14 — Related Party Transactions

On January 1, 2019, the Company and Clinton entered into a management service agreement (the “Management Service Agreement”), pursuant to which Clinton agreed to provide certain services to the Company, including accounting and treasury services, service of managing the third party fund administrator, IT services, payroll and benefit services and other administration services as reasonably requested by the Company. The initial term of this Management Service Agreement is six (6) months (the “Initial Term”) and shall renew for successive renewal terms of three (3) calendar months (each, a “Renewal Term”) unless either Party provides notice of nonrenewal to the other Party prior to the conclusion of the then current initial term or renewal term. The Company shall pay Clinton at the rate of $68,750 each quarter for the Initial Term and each Renewal Term.

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

The Company did not have a short term investment balance in Clinton Lighthouse as of March 31, 2019 and December 31, 2018, and as such did not have any unrealized gains for the three months ended March 31, 2019. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.

Daniel A. Strauss serves as our Chief Executive Officer and Chief Operating Officer, and Francis Ruchalski serves as our Chief Financial Officer, pursuant to the terms of a the Amended and Restated Services Agreement we entered into with Clinton on March 31, 2019 (the “Amended Services Agreement”) replacing in its entirety that certain Services Agreement we entered into with Clinton on March 2, 2017 (the “Services Agreement”). The Amended Services Agreement provides that Clinton will make available certain of its employees to provide services to the Company, including CEO services, COO services and CFO services (the “Executive Services”). In addition to the Executive Services, Clinton will make available other employees of Clinton as necessary to manage certain business functions as deemed necessary in the sole discretion of Clinton to provide other management services (the “Management Services”). Under the Amended Services Agreement, Clinton may designate substitutes for Mr. Strauss or Mr. Ruchalski or any other employee providing any Management Services. In consideration for the Executive Services and Management Services, the Company shall provide to Clinton a rate of $243,750 for the initial term, such term being the first three (3) months following the execution date of the Amended Services Agreement, and to automatically renew for successive renewal terms of three (3) calendar months each, the fee for each renewal term being $243,750. Clinton will continue to pay Mr. Strauss’s and Mr. Ruchalski’s compensation and benefits and we have agreed to pay or reimburse Mr. Strauss for their reasonable expenses. Pursuant to the terms of the Amended Services Agreement, we have also agreed to indemnify Mr. Strauss, Mr. Ruchalski, Clinton, any substitute for Mr. Strauss, Mr. Ruchalski, or any other Clinton employee providing services under the Master Services Agreement for certain losses. As of March 31, 2019, the Company paid Clinton $1,462,500 under the Services Agreement and recorded $462,500 and $125,000 within “Selling, general and administrative” in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively.

Note 15 — Subsequent Events

As previously disclosed, on July 1, 1996, GlassBridge Enterprises, Inc., formerly known as Imation Corp., a Delaware corporation (the “Company”) adopted the Imation Cash Balance Pension Plan, now known as the GlassBridge Enterprises Cash Balance Pension Plan (the “Plan”), an employee benefit plan formed pursuant to 29 U.S.C. § 1321(a). Beginning in September 2018, the Company entered into discussions with the U.S. Pension Benefit Guaranty Corporation (the “PBGC”), a United States government agency established by Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”) which insures certain pension plans., for the purpose of obtaining certain relief from the Company’s obligations under the Plan. On April 16, 2019, the Company received notice from the PBGC, that the Company’s application for termination of the Plan had been approved by the PBGC, with the termination date of the Plan to occur on April 30, 2019, the PBGC finding that (i) the Plan did not meet the minimum funding standard required under section 412 of the Internal Revenue Code; (ii) the Plan would be unable to pay benefits when due and (iii) the Plan should be terminated in order to protect the interests of the Plan participants (the “Notice of Determination”).

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

With the wind down of our legacy businesses segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”) substantially completed in the first quarter of 2016, the sale of our IronKey business in February 2016, the sale of our Nexsan Business in August 2018 and the Subsidiary Sale in March 2019 we have one operating business segment remaining: the “Asset Management Business”. Following the launch of GBAM, we have transitioned to become a publicly-traded alternative asset manager. In February 2017 we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management. We continue to evaluate various business endeavors and opportunistic acquisitions of operating businesses to augment our current organic initiatives. As a result of the termination of our pension plan by the PBGC and final phases of legacy wind down, we have redoubled our efforts on growth initiatives that are intended to maximize shareholder value.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended March 31, 2019

●	Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any revenue in continuing operations for the periods presented.

●	Operating loss from continuing operations was $0.9 million for the three months ended March 31, 2019 compared to an operating loss of $1.7 million in the same period last year. This was an improvement of $0.8 million, primarily due to reduced corporate expenditures and legal expenses.

Basic and diluted loss per share from continuing operations was $0.18 for the three months ended March 31, 2019, compared with a basic and diluted loss per share of $0.33 for the same period last year.

Cash Flow/Financial Condition for the Three Months Ended March 31, 2019

●	Cash and cash equivalents totaled $3.0 million at March 31, 2019 compared with $4.9 million at December 31, 2018. The decrease in the cash balance of $1.9 million was primarily due to corporate expenses, a $0.3 million litigation settlement payment to CMC Magnetic Corp. (“CMC”) and deconsolidated international cash of $0.5 million in connection with the Subsidiary Sale. See Note 13 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information on the CMC settlement.

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

Net Revenue

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2019	2018	Change
Net revenue	$—	$0.1	(100.0)%

Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any revenue in continuing operations for the periods presented.

Gross Profit

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2019	2018	Change
Gross profit	$—	$0.1	(100.0)%
Gross margin	NM	100%

“NM” - Indicates the Percent Change is not meaningful

Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any gross profit in continuing operations for the periods presented.

Selling, General and Administrative (“SG&A”)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2019	2018	Change
Selling, general and administrative	$0.8	$1.7	(52.9)%
As a percent of revenue	NM	NM

“NM” - Indicates the Percent Change is not meaningful

SG&A expense decreased for the three months ended March 31, 2019 by $0.9 million (or 52.9%) compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.

Research and Development (“R&D”)

Three Months Ended
	March 31,		Percent
(Dollars in millions)	2019	2018	Change
Research and development	$—	$—	NM
As a percent of revenue	NM	NM

“NM” - Indicates the Percent Change is not meaningful

Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any R&D in continuing operations for the periods presented, nor does it have any ongoing R&D activities or expenses.

Restructuring and Other

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2019	2018	Change
Restructuring and other	$0.1	$—	NM

“NM” - Indicates the Percent Change is not meaningful

Restructuring and other expenses were $0.1 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively.

See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Operating Loss from Continuing Operations

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2019	2018	Change
Operating loss from continuing operations	$(0.9)	$(1.7)	(47.1)%
As a percent of revenue	NM	NM

“NM” - Indicates the Percent Change is not meaningful

Operating loss from continuing operations decreased by $0.8 million for the three months ended March 31, 2019 compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.

Other Income (Expense)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2019	2018	Change
Interest expense	$—	$(0.1)	(100.0)%
Net gain (loss) from GBAM Fund activities	—	(0.1)	(100.0)%
Other income (expense), net	—	0.2	(100.0)%
Total other income (expense)	$—	$—	NM
As a percent of revenue	NM	NM

“NM” - Indicates the Percent Change is not meaningful

Total other expense for the three months ended March 31, 2019 and 2018 was $0.0 million.

See Asset Management Business discussion within the Segment Results section for additional information on net gain (loss) from GBAM Fund activities.

Income Tax Benefit (Provision)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2019	2018	Change
Income tax benefit (provision)	$—	$—	NM
Effective tax rate	0.0%	0.0%

Income tax for the three months ended March 31, 2019 and 2018 was $0.0 million. The effective income tax rate for the three months ended March 31, 2019 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

Income (Loss) from Discontinued Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018
Net revenue	$0.1	$9.3
Cost of goods sold	0.1	4.5
Gross profit	—	4.8
Selling, general and administrative	0.3	3.9
Research and development	—	1.2
Restructuring and other	—	0.1
Other (income) expense	(0.6)	(0.4)
Income (loss) from discontinued operations, before income taxes	0.3	—
Gain on sale of discontinued businesses, before income taxes	9.6	—
Income tax benefit (provision)	0.6	—
Income (loss) from discontinued operations, net of income taxes	$10.5	$—

Discontinued operations are comprised of results from our Legacy Businesses and the Nexsan Business. For the three months ended March 31, 2019, income from discontinued operations increased by 10.5 million compared with the same period last year due to the Subsidiary Sale.

See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.

Segment Results

Following the sale of the Nexsan Business, the Asset Management Business is our only reportable segment as of March 31, 2019. The Legacy Businesses and Nexsan Business were reported within discontinued operations.

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

Information related to our segments is as follows:

Asset Management Business

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2019	2018	Change
Operating loss	$—	$(0.9)	(100.0)%
Net gain (loss) from GBAM Fund activities	$—	$(0.1)	(100.0)%

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

In the fourth quarter of 2018, after our internal business review and deliberations the management team decided to temporarily close the GlassBridge Quantitative Equity Fund to save operating costs. We retained and utilized various consultants and outside legal counsel to assist in the development of policies, procedures and compliance functionality tailored to the launch of GBAM. These outside resources were tasked with building and launching an asset management platform designed to comply with all applicable laws and regulations. Because we intend for the scope of our Asset Management Business to increase substantially, management instructed our consultants and counsel to focus on developing a platform that is well-positioned to scale up in an efficient manner as our business grows.

Corporate and Unallocated

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2019	2018	Change
Corporate and unallocated operating loss	$(0.8)	$(0.8)	—
Restructuring and other	(0.1)	—	NM
Total	$(0.9)	$(0.8)

“NM” - Indicates the Percent Change is not meaningful

For the three months ended March 31, 2019, corporate and unallocated operating loss consists of $0.8 million of corporate general and administrative expenses, flat from the prior year. Restructuring and other expenses increased by $0.1 million year over year due to severance payments.

See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three months ended March 31, 2019.

Financial Position

Our cash and cash equivalents balance as of March 31, 2019 was $3.0 million compared to $4.9 million as of December 31, 2018.

Our accounts payable balance as of March 31, 2019 was $1.1 million, an increase of $0.7 from $0.4 million as of December 31, 2018.

Our other current liabilities balance as of March 31, 2019 was $3.2 million compared to $3.3 million as of December 31, 2018.

Liquidity and Capital Resources

Cash Flows Provided by (Used in) Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018
Net income (loss)	$9.6	$(1.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	0.8
Stock-based compensation	—	(0.2)
Pension settlement and curtailments	—	0.1
Gain on sale of asset	(9.6)	—
Short term investment	—	0.4
Other, net	(0.2)	(0.3)
Changes in operating assets and liabilities	(2.6)	(0.9)
Net cash used in operating activities	$(2.8)	$(1.8)

Cash used in operating activities was $2.8 million for the three months ended March 31, 2019, which primarily related to corporate expenses and a $0.3 million litigation settlement payment to CMC. Cash used in operating activities was $2.0 million for the three months ended March 31, 2018, primarily relating to the operating loss.

Cash Flows Used in Investing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018
Capital expenditures	$—	$(0.2)
Disbursement related to disposal group	(0.5)	—
Proceeds from sale of assets	1.0	—
Net cash provided by (used in) investing activities	$0.5	$(0.2)

For the three months ended March 31, 2019 cash provided by investing activities includes $1.0 million from the sale of IP addresses and deconsolidated international cash of $0.5 million in connection with the Subsidiary Sale. Cash used in investing activities for the three months ended March 31, 2018 primarily related to our strategic investment in equity securities.

Cash Flows Provided by Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018
Net cash provided by (used in) financing activities	$—	$—

No cash was used for financing activities for the three months ended March 31, 2019 and 2018.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $3.0 million cash and cash equivalents on hand as of March 31, 2019.

Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $2.0 million and investments of $1.0 million.

We expect that our cash, an anticipated tax refund (approximately $1.1 million) and asset monetization will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Copyright Levies

See Note 13 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Off Balance Sheet Arrangements

As of March 31, 2019, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

A discussion of the Company’s critical accounting policies was provided in Part II Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019, the end of the period covered by this report, the Chairman and principal executive officer, Joseph A. De Perio, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended March 31, 2019, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of March 31, 2019, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

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
101

The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date:	May 15, 2019	/s/ Francis Ruchalski
		Name:	Francis Ruchalski
		Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

