Form 10-Q
period 2019-06-30
GlassBridge Enterprises, Inc.
filed 2019-08-15
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,137,487 shares of Common Stock, par value $0.01 per share, were outstanding as of August 14, 2019.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$0.1	$—	$0.1	$—
Cost of goods sold	—	—	—	—
Gross profit	0.1	—	0.1	—
Operating expenses:
Selling, general and administrative	1.2	1.6	2.0	3.2
GBAM Fund expenses	—	0.1	—	0.2
Restructuring and other	—	0.1	0.1	0.1
Total operating expenses	1.1	1.8	2.1	3.5
Operating loss from continuing operations	(1.1)	(1.8)	(2.0)	(3.5)
Other income (expense):
Interest expense	—	—	—	(0.1)
Net loss from GBAM Fund activities	—	(0.4)	—	(0.5)
Other income, net	—	0.1	—	0.3
Total other income (expense)	—	(0.3)	—	(0.3)
Loss from continuing operations before income taxes	(1.1)	(2.1)	(2.0)	(3.8)
Income tax benefit	—	—	—	—
Loss from continuing operations	(1.1)	(2.1)	(2.0)	(3.8)
Discontinued Operations:
Income on sale of discontinued businesses, net of income taxes	0.5	0.0	10.5	—
Income from discontinued operations, net of income taxes	—	0.8	0.5	0.8
Income from discontinued businesses, net of income taxes	0.5	0.8	11.0	0.8
Net income (loss)	$(0.6)	$(1.3)	$9.0	$(3.0)

Income (loss) per common share — basic and diluted:
Continuing operations	$(0.22)	$(0.41)	$(0.39)	$(0.75)
Discontinued operations	0.10	0.16	2.16	0.16
Net income (loss)	$(0.12)	$(0.25)	$1.77	$(0.59)

Weighted average common shares outstanding:
Basic and diluted	5.1	5.1	5.1	5.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$(0.6)	$(1.3)	$9.0	$(3.0)

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Reclassification of adjustment for defined benefit plans recorded in net loss	—	0.1	0.1	0.2
Total net pension adjustments	—	0.1	0.1	0.2

Net foreign currency translation:
Unrealized foreign currency translation gains (losses)	—	0.1	—	(0.2)
Total net foreign currency translation	—	0.1	—	(0.2)

Total other comprehensive income, net of tax	—	0.2	0.1	—

Comprehensive income (loss)	(0.6)	(1.1)	9.1	(3.0)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1.0	$4.1
Account receivable	0.1	—
Other current assets	1.4	1.2
Current assets of discontinued operations	—	3.2
Total current assets	2.5	8.5
Other assets	6.6	6.1
Non-current assets of discontinued operations	—	0.4
Total assets	$9.1	$15.0
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$0.1	$0.4
Other current liabilities	2.7	3.3
Current liabilities of discontinued operations	0.9	4.6
Total current liabilities	3.7	8.3
Other liabilities	15.2	23.7
Other liabilities of discontinued operations	0.2	2.2
Total liabilities	19.1	34.2
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10 million shares, 5.7 million issued at June 30, 2019; 5.7 million issued at December 31, 2018	0.1	0.1
Additional paid-in capital	1,049.1	1,049.0
Accumulated deficit	(1,013.9)	(1,022.9)
Accumulated other comprehensive loss	(20.6)	(20.7)
Treasury stock, at cost: 0.6 million shares at March 31, 2019; 0.6 million shares at December 31, 2018	(24.7)	(24.7)
Total GlassBridge Enterprises, Inc. shareholders’ deficit	(10.0)	(19.2)
Total liabilities and shareholders’ deficit	$9.1	$15.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)

Balance as of December 31, 2018	5,687,789	$0.1	$1,049.0	$(1,022.9)	$(20.7)	550,302	$(24.7)	$(19.2)
Net income				9.0				9.0
Pension adjustments, net of tax				0.1			0.1
Purchase of treasury stock						90,000	0.0	0.0
Rounding			0.1					0.1
Balance as of June 30, 2019	5,687,789	$0.1	$1049.1	$(1013.9)	$(20.6)	640,302	$(24.7)	$(10.0)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non- controlling	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	(Deficit)
	(In millions, except per share amounts)
Balance as of December 31, 2017	5,687,789	$0.1	$1,050.9	$(1,027.5)	$(18.9)	633,939	$(26.6)	$(4.7)	$(26.7)
Net loss				(3.0)			(0.3)	(3.3)
Purchase of treasury stock						13,879	0.0		0.0
Restricted stock grants and other			(2.1)			(113,308)	2.0		(0.1)
Net change in cumulative translation adjustment					(0.2)			(0.2)
Pension adjustments, net of tax					0.2			0.2
ASC 606 Adjustment				0.3				0.3
Balance as of June 30, 2018	5,687,789	$0.1	$1,048.8	$(1,030.2)	$(18.9)	534,510	$(24.6)	$(5.0)	$(29.8)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss) attributable to GlassBridge	$9.0	$(3.0)
Net loss attributable to noncontrolling interest	—	(0.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	1.2
Stock-based compensation	—	(0.3)
Pension settlement and curtailments	—	0.2
Gain on sale of assets	(9.9)	—
Short term investment	—	0.7
Other, net	(0.2)	0.1
Changes in operating assets and liabilities	(3.0)	(3.2)
Net cash used in operating activities	(4.1)	(4.6)
Cash Flows from Investing Activities:
Investment in securities	(0.6)	—
Capital expenditures	—	(0.2)
Disbursement related to disposal group	(0.8)	—
Proceeds from sale of assets	1.2	—
Net cash used in investing activities	(0.2)	(0.2)
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	(4.3)	(4.8)
Cash, cash equivalents and restricted cash — beginning of period	5.3	10.7
Cash, cash equivalents and restricted cash — end of period (a)	$1.0	$5.9

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$—	$0.2

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets
Current assets:
Cash and cash equivalents	$1.0	$5.3
Restricted cash included in other current assets	—	0.2
Non-current assets:
Restricted cash included in non-current assets of discontinued operations	—	0.4
Total cash, cash equivalents and restricted cash	$1.0	$5.9

Total cash, cash equivalents and restricted cash as of December 31, 2018 includes $4.1 million cash and cash equivalents, $0.8 million cash and cash equivalents included in current assets of discontinued operations and $0.4 million of restricted cash included in non-current assets of discontinued operations.

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

The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”) and the Nexsan Business (which includes the “Nexsan Group” as defined below), are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our “Asset Management Business,” which consists of our investment advisory business conducted through GBAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses or the Nexsan Business. Assets and liabilities directly associated with our Legacy Businesses and Nexsan Business and that are not part of our ongoing operations have been separately presented on the face of our Condensed Consolidated Balance Sheet as of both June 30, 2019 and December 31, 2018. See Note 4 - Discontinued Operations for further information.

Sale of international subsidiaries and Imation Latin America Corp.

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) as of April 2, 2019, on March 31, 2019, the Company entered into a securities purchase agreement (the “IMN Capital Agreement”) with IMN Capital Holdings, Inc., a Delaware corporation (“IMN Capital”) whereby the Company sold its entire ownership of its international subsidiaries together with its entire ownership in Imation Latin America Corp., a Delaware corporation (the “Imation Subsidiaries”). As previously disclosed, certain subsidiaries of the Company, including the Imation Subsidiaries, are parties to certain lawsuits, claims, and other legal proceedings concerning claims and counterclaims relating to excess payments made by the Imation Subsidiaries relating to copyright levies in European Union (“EU”) member states (the “Subsidiary Litigation”). Pursuant to the terms and subject to the conditions of the IMN Capital Agreement, IMN Capital acquired from the Company the Company’s shares representing the Company’s ownership interests in each of the Imation Subsidiaries (the “Subsidiary Sale”). Following the Subsidiary Sale, the Imation Subsidiaries are no longer affiliates of the Company, and the Company has no interest in or to the Imation Subsidiaries except as explicitly described in the IMN Capital Agreement. In consideration for the Subsidiary Sale, the Company shall receive certain compensation from IMN Capital. As defined in the IMN Capital Agreement, a payment occurrence is the settlement or final adjudication as to all demands, claims, counter-claims, cross-claims, third-party claims, damages, fees, costs and expenses, brought and raised on any matters arising from or related to the Subsidiary Litigation (a “Payment Occurrence”). In connection with the Subsidiary Sale, the purchase price furnished by IMN Capital to the Company (the “Purchase Price”) shall consist of (i) $277,900 payable upon the execution of the IMN Capital Agreement and (ii) 75% of all net proceeds from Subsidiary Litigation (which, for the avoidance of doubt, shall be calculated after the payment of (i) the retirement of the Germany pension liability; (ii) contingency fees payable to attorneys engaged in connection with the Subsidiary Litigation; (iii) fees payable to Mach 5, the litigation financing company and (iv) the payment of all applicable taxes including income taxes in connection with the Subsidiary Litigation) (such payment, the “Contingent Payment”). The Company expects to record a one-time non-cash gain of approximately $10 million in connection with IMN Capital Agreement transaction.

Liquidity and Management Plan

The Company incurred operating and cash flow losses for several reporting periods and had a working capital deficit of $1.2 million as of June 30, 2019. These losses raised substantial doubt about our ability to continue as a going concern. Although the working capital deficit is $1.2 million, it included $1.0 million of cash as of June 30, 2019, which, in addition to a $1.1 million tax refund received in July 2019, is expected to fund our operations for the next twelve months. As a result, we have undertaken a financial and operational restructuring plan approved by our Board of Directors (the “Board”) prior to the 2018 fiscal year (the “Restructuring Plan”). Operating under the Restructuring Plan includes executing changes to our business model. Management’s execution of the Restructuring Plan, which we believe will alleviate the substantial doubt about our ability to continue as a going concern, is as follows:

●	Asset Management Business: We expect the Asset Management Business to grow assets under management (AUM) in 2019 and to make progress in the venture and private equity business.

●	Legacy Business: As we settled most of the major litigation, the Legacy Business cash spending is expected to be significantly lower in 2019. Furthermore, in 2018 we finalized a European levy litigation financing agreement which would eliminate levy legal costs going forward. The major operating expenses are accounting, compliance (statutory audit & tax filing), legal fees (non-levy related) and Germany pension funding In connection with the Subsidiary Sale, the Company shall have no further obligations regarding certain entities which were, prior to the Subsidiary Sale, affiliates or subsidiaries of the Company, including Imation Argentina S.A.C.I.F.I, Imation Holdings Pte Ltd., Imation Latin America Corp., Imation Holdings B.V., Imation Corp. Japan, Imation Canada, Inc., Imation Polska Sp Z.O.O. and Global Data Media FZ LLC.

●	Corporate: We will continue to reduce corporate spending in all areas including the board cost and the corporate personnel. We have decided to outsource the corporate finance, accounting and IT operations to Clinton Group starting in Q1, 2019. This reduces corporate costs by 50%.

●	Tax Refund: As a result of the 2017 tax reform, we received approximately a $1.1 million alternative minimum tax refund in July 2019.

●	Pension Liabilities: The Company’s application for termination of the GlassBridge Enterprises Cash Balance Pension Plan (the “Plan”) was approved by the Pension Benefit Guaranty Corporation. The termination was effective as of April 30, 2019, and will relieve the Company of the minimum funding requirements of the Plan.

●	Asset Monetization: We sold certain IP addresses to a third party. The Company received proceeds of approximately $1.2 million in the first six months of 2019.

Our cash balance was $1.0 million as of June 30, 2019. Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $1.6 million and investments of $0.4 million.

Our cash of $1.0 million as of June 30, 2019, which, in addition to a $1.1 million tax refund received in July 2019 is expected to fund our operations for the next twelve months.

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

The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share amounts)	2019	2018	2019	2018
Numerator:
Income (loss) from continuing operations	$(1.1)	$(2.1)	$(2.0)	$(3.8)
Income (loss) from discontinued operations, net of income taxes	0.5	0.8	11.0	0.8
Net income (loss)	$(0.6)	$(1.3)	$9.0	$(3.0)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted	5.1	5.1	5.1	5.1

Income (loss) per common share— basic and diluted:
Continuing operations	$(0.22)	$(0.41)	$(0.39)	$(0.75)
Discontinued operations	0.10	0.16	2.16	0.16
Net gain (loss)	$(0.12)	$(0.25)	$1.77	$(0.59)

Anti-dilutive shares excluded from calculation	0.1	0.4	0.0	0.3

Note 4 — Discontinued Operations

On March 31, 2019, the Company entered into a securities purchase agreement with IMN Capital Holdings, Inc., a Delaware company (“IMN Capital”) to sell its entire ownership of its international subsidiaries and Imation Latin America Corp., a Delaware corporation (the “Imation Subsidiaries”) (the “Subsidiary Sale”). In connection with the sale, the purchase price furnished by IMN Capital to the Company consisted of (i) $277,900 payable upon the execution of the IMN Capital Agreement and (ii) 75% of all net proceeds from subsidiary litigation (which, for the avoidance of doubt, shall be calculated after the payment of (i) the retirement of the Germany pension liability; (ii) contingency fees payable to attorneys engaged in connection with the Subsidiary Litigation; (iii) fees payable to Mach 5, the litigation financing company and (iv) the payment of all applicable taxes including income taxes in connection with the subsidiary litigation). The Company recorded a one-time non-cash gain of approximately $10.0 million in connection with IMN Capital Agreement transaction.

The operating results for the Legacy Businesses and the Nexsan Business are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Net revenue	$—	$9.5	$0.1	$18.8
Cost of goods sold	—	5.4	0.1	9.9
Gross profit	—	4.1	—	8.9
Selling, general and administrative	—	3.5	0.3	7.4
Research and development	—	0.7	—	1.9
Restructuring and other	(0.2)	(0.1)	(0.2)	—
Other (income) expense	—	(0.4)	(0.6)	(0.8)
Income from discontinued operations, before income taxes	0.2	0.4	0.5	0.4
Income on sale of discontinued businesses, before income taxes	—	—	9.6	—
Income tax benefit	0.3	0.1	0.9	0.1
Net loss attributable to noncontrolling interest	—	0.3	—	0.3
Gain (Loss) from discontinued operations, net of income taxes	$0.5	$0.8	$11.0	$0.8

Net income of discontinued operations for the three months ended June 30, 2019 decreased by $0.3 million compared to the same period last year mainly due to the sale of the Imation Subsidiaries. Net income of discontinued operations for the six months ended June 30, 2019 increased by $10.2 million compared to the same period last year mainly due to the sale of the Imation Subsidiaries.

Current assets of discontinued operations were $0.0 million as of June 30, 2019. Current assets of discontinued operations as of December 31, 2018 of $2.4 million included $0.7 million of accounts receivable, $1.0 million related to funds held in escrow and $0.7 million of other current assets. The decrease of the current assets in 2019 was due to the sale of the Imation Subsidiaries.

Current liabilities of discontinued operations were $0.9 million as of June 30, 2019. Current liabilities of discontinued operations of $4.6 million as of December 31, 2018 included $1.7 million of accounts payable, $1.0 million due to CMC and $2.2 million of other current liabilities. The decrease of the current liabilities in 2019 was due to the sale of the Imation Subsidiaries.

Other liabilities of discontinued operations were $0.2 million as of June 30, 2019. Other liabilities of discontinued operations of $2.2 million as of December 31, 2018 included $0.5 million of withholding tax, $0.6 million of tax contingencies and $1.1 million of other liabilities. The decrease of the other liabilities in 2019 was due to the sale of the Imation Subsidiaries.

Note 5 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

Other assets primarily included a $4.0 million strategic investment in equity securities. The strategic investment in equity securities is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. Historically, we accounted for such investment under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value therefore the new guidance was adopted prospectively. As of June 30, 2019, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment on a quarterly basis. In addition, other assets as of June 30, 2019 also include escrowed funds related to the NXSN sale of $0.7 million and $0.2 million of other assets.

Other current liabilities primarily included pension minimum contributions of $1.9 million and $1.9 million and accrued payroll of $0.0 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively.

Other liabilities included pension liabilities of $14.4 million and $23.0 million as of June 30, 2019 and December 31, 2018, respectively. The change in the pension liabilities was due to the Subsidiary Sale.

Note 6 — Restructuring and Other Expense

Restructuring and other expense was $0.0 million and $0.1 million for the three and six months ended June 30, 2019, respectively. Restructuring and other expense was $0.1 million and $0.1 million for the three and six months ended June 30, 2018, respectively.

Activity related restructuring accruals was as follows:

(In millions)	Severance and Related
Accrued balance at December 31, 2018	$0.1
Charges	0.1
Usage and payments	(0.1)
Accrued balance at March 31, 2019	$0.1
Charges	0.0
Usage and payments	(0.0)
Accrued balance at June 30, 2019	$0.1

Note 7 — Stock-Based Compensation

Stock-based compensation for continuing operations consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Stock-based compensation expense	$(0.0)	$(0.1)	$(0.0)	$(0.3)

We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the “Stock Plans”) which are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, there were 288,295 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2018	22,758	$83.67
Canceled	(22,758)	83.67
Outstanding June 30, 2019	—	$—
Exercisable as of June 30, 2019	—	$—

The weighted average assumptions used in the valuation of options are not applicable for the periods ending June 30, 2019 and 2018 as no options were granted over this time.

As of June 30, 2019, there was no unrecognized compensation expense related to non-vested stock options granted under our Stock Plans.

Restricted Stock

The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2018	30,000	$7.03
Granted	—	—
Vested	(15,000)	7.03
Forfeited	(15,000)	7.03
Nonvested as of June 30, 2019	—	$—

The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.

As of June 30, 2019, the company did not have any unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans.

Note 8 — Retirement Plans

Pension Plans

Beginning in September 2018, the Company entered into discussions with the U.S. Pension Benefit Guaranty Corporation (the “PBGC”), a United States government agency established by Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”) which insures certain pension plans, for the purpose of obtaining certain relief from the Company’s obligations under the Plan. On April 16, 2019, the Company received notice from the PBGC, that the Company’s application for termination of the Plan had been approved by the PBGC, with the termination date of the Plan to occur on April 30, 2019, the PBGC finding that (i) the Plan did not meet the minimum funding standard required under section 412 of the Internal Revenue Code; (ii) the Plan would be unable to pay benefits when due and (iii) the Plan should be terminated in order to protect the interests of the Plan participants (the “Notice of Determination”). The Plan was terminated effective April 30, 2019, and the PBGC was appointed trustee of the Plan at that time, pursuant to an Agreement for Appointment of Trustee and Termination of Plan entered into between the Company and the PBGC. The Company’s obligations under the Plan have not yet been agreed-upon between the Company and the PBGC, and as such, the Plan, including associated liabilities thereunder, remains reflected in the Company’s financial statements and notes hereto.

Germany was the Company’s only remaining international plan. In connection with the Subsidiary Sale in the first quarter of 2019, the Company no longer has any international plans.

Note 9 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

For the three months ended June 30, 2019, we recorded income tax from continuing operations of $0.0 million on a loss of $1.1 million. For the three months ended June 30, 2018, we recorded income tax of $0.0 million on a loss of $2.1 million. The effective income tax rate for the three months ended June 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

Adjustments were made to previous financial statements as a result of the Tax Reform Act passed on December 22, 2017. Most significantly, the elimination of the corporate alternative minimum tax and ability to file for refunds of minimum tax credit carryovers resulted in reclassification of $2.2 million as a receivable, half of which is shown as a current receivable on the balance sheet to reflect the cash refund received in July 2019 (with the remainder due in years 2020 through 2022).

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. During the first quarter of 2019, we reversed $0.6 million of the liability related to our Legacy Businesses’ foreign subsidiaries, as these liabilities stay with the foreign entities that were sold during the quarter. The tax benefit was recorded in discontinued operations, where the liabilities of $0.6 million had previously been recorded. There is no remaining liability as of June 30, 2019.

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

Note 10 — Shareholders’ Equity

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

The Company purchased 90,000 shares during the three months ended June 30, 2019. Since the inception of the November 14, 2016 authorization, we have repurchased 155,915 shares of common stock for $0.3 million and, as of June 30, 2019, we had remaining authorization to repurchase 344,085 additional shares. The treasury stock held as of June 30, 2019 was acquired at an average price of $38.61 per share.

Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2018	550,302
Purchases	90,000
Restricted stock grants	—
Forfeitures and other	—
Balance as of June 30, 2019	640,302

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans
Balance as of December 31, 2018	$(20.7)
Amounts reclassified from accumulated other comprehensive income, net of tax	0.1
Balance as of June 30, 2019	$(20.6)

Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed
	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statements of Operations Where
(In millions)	2019	2018	2019	2018	(Gain) Loss is Presented
Amortization of net actuarial loss	$0.0	$0.1	$0.1	$0.2	Other income (expense)
Cumulative translation adjustment	0.0	0.1	0.0	(0.2)	Discontinued operations
Total reclassifications for the period	$0.0	$0.2	$0.1	$—

Income taxes are not provided for cumulative translation adjustment relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive income (loss) items that are also recorded as part of net income (loss) and are presented net of taxes in the Consolidated Statements of Comprehensive Income (Loss).

Note 11 — Segment Information

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

As of June 30, 2019, the Asset Management Business is our only reportable segment.

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

Net revenue and operating loss from continuing operations by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Net revenue
Asset Management Business	$0.1	$—	$0.1	$—
Total net revenue	$0.1	$—	$0.1	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Operating income (loss) from continuing operations
Asset Management Business	$0.1	$(0.9)	$0.1	$(1.8)
Total segment operating income (loss)	0.1	(0.9)	0.1	(1.8)
Corporate and unallocated	(1.2)	(0.8)	(2.0)	(1.6)
Restructuring and other	—	(0.1)	(0.1)	(0.1)
Total operating loss	(1.1)	(1.8)	(2.0)	(3.5)
Interest expense	—	—	—	(0.1)
Net losses from GBAM Fund activities	—	(0.4)	—	(0.5)
Other income (expense), net	—	0.1	—	0.3
Loss from continuing operations before income taxes	$(1.1)	$(2.1)	$(2.0)	$(3.8)

Note 12 — Litigation, Commitments and Contingencies

The Company is a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of June 30, 2019, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.

Intellectual Property Litigation

The Company is subject to allegations of patent infringement by our competitors as well as non-practicing entities (“NPEs”) - sometimes referred to as “patent trolls” - who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, the Company is not able to reasonably estimate with precision the amount of any monetary liability or financial impact that may be incurred with respect to these matters. As of August 14, 2019, given the exits from the Legacy Businesses, the Company believes that the ultimate resolution of these matters in the aggregate will not materially adversely affect our financial condition, results of operations and cash flows.

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

Forty-five former Legacy Business employees are suing the Company for unpaid severance allegedly promised to them by the Company. Plaintiffs allege the Company promised them and other employees a severance package that they claim is separate from severance under Imation’s discretionary ERISA severance plan called the Income Assistance Plan. The Company entered into a settlement agreement as of July 25, 2019 with the forty-five former Legacy Business employees to settle this claim for a gross payment of $150,000.

Copyright Levies

We had previously disclosed various copyright levy litigations related to our former subsidiary – IEBV. In connection with the Subsidiary Sale, the Company is no longer liable for adverse outcomes and may receive Contingent Payouts should IEBV prevail in litigation.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of June 30, 2019 and December 31, 2018, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of June 30, 2019. Compliance with environmental regulations has not had a material adverse effect on our financial results.

Note 13 — Related Party Transactions

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

The Company did not have a short term investment balance in Clinton Lighthouse as of June 30, 2019 and December 31, 2018, and as such did not have any unrealized gains for the three months ended June 30, 2019. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.

Daniel A. Strauss serves as our Chief Executive Officer and Chief Operating Officer, and Francis Ruchalski serves as our Chief Financial Officer, pursuant to the terms of a the Amended and Restated Services Agreement we entered into with Clinton on March 31, 2019 (the “Amended Services Agreement”) replacing in its entirety that certain Services Agreement we entered into with Clinton on March 2, 2017 (the “Services Agreement”). The Amended Services Agreement provides that Clinton will make available certain of its employees to provide services to the Company, including CEO services, COO services and CFO services (the “Executive Services”). In addition to the Executive Services, Clinton will make available other employees of Clinton as necessary to manage certain business functions as deemed necessary in the sole discretion of Clinton to provide other management services (the “Management Services”). Under the Amended Services Agreement, Clinton may designate substitutes for Mr. Strauss or Mr. Ruchalski or any other employee providing any Management Services. In consideration for the Executive Services and Management Services, the Company shall provide to Clinton a rate of $243,750 for the initial term, such term being the first three (3) months following the execution date of the Amended Services Agreement, and to automatically renew for successive renewal terms of three (3) calendar months each, the fee for each renewal term being $243,750. Clinton will continue to pay Mr. Strauss’s and Mr. Ruchalski’s compensation and benefits and we have agreed to pay or reimburse Mr. Strauss for their reasonable expenses. Pursuant to the terms of the Amended Services Agreement, we have also agreed to indemnify Mr. Strauss, Mr. Ruchalski, Clinton, any substitute for Mr. Strauss, Mr. Ruchalski, or any other Clinton employee providing services under the Master Services Agreement for certain losses. As of June 30, 2019, the Company paid Clinton $1,775,000 under the Services Agreement and recorded $775,000 and $250,000 within “Selling, general and administrative” in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2019 and 2018, respectively.

On January 4, 2019, the Company entered into a Common Stock Purchase Agreement (the “Sport-BLX Purchase Agreement”) together with Sport-BLX, Inc., a Delaware corporation, where George E. Hall, the holder of approximately 25.78% of the Company’s outstanding common stock, is Executive Chairman and CEO (“Sport-BLX”), whereby the Company agreed to purchase from Sport-BLX 10,526 shares of Sport-BLX common stock, par value $0.001 per share, at a price equal to $95 per share, for aggregate consideration of $1,000,000. As of June 30, 2019, The Company had furnished to Sport-BLX $600,000 of the total consideration due and payable by the Company to Sport-BLX under the terms of the Sport-BLX Purchase Agreement.

Note 14 — Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Risk Factors

We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the SEC and in our reports to shareholders.

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning the launch of our asset management business and related investment vehicles, strategic initiatives and potential acquisitions, the results of operations of our existing business lines, the impact of legal or regulatory matters on our business, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: our need for substantial additional capital in order to fund our business; our ability to realize the anticipated benefits of our restructuring plan and other recent significant changes; the negative impacts of our delisting from the New York Stock Exchange, including reduced liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock; significant costs relating to pending and future litigation; our ability to attract and retain talented personnel; the structure or success of our participation in any joint investments; risks associated with any future acquisition or business opportunities; our need to consume resources in researching acquisitions, business opportunities or financings and capital market transactions; our ability to integrate additional businesses or technologies; the impact of our reverse stock split on the market trading liquidity of our common stock; the market price volatility of our common stock; our need to incur asset impairment charges for intangible assets; significant changes in discount rates, rates of return on pension assets and mortality tables; our reliance on aging information systems and our ability to protect those systems against security breaches; our ability to integrate accounting systems; changes in tax guidance and related interpretations and inspections by tax authorities; our ability to raise capital from third party investors for our asset management business; the efforts of Clinton’s key personnel and the performance of its overall business; our ability to comply with extensive regulations relating to the launch and operation of our asset management business; our ability to compete in the intensely competitive asset management business; the performance of any investment funds we sponsor or accounts we manage, including any fund or account managed by Clinton; difficult market and economic conditions, including changes in interest rates and volatile equity and credit markets; our ability to achieve steady earnings growth on a quarterly basis in our asset management business; the significant demands placed on our resources and employees, and associated increases in expenses, risks and regulatory oversight, resulting from the potential growth of our asset management business; our ability to establish a favorable reputation for our asset management business; the lack of operating history of our asset manager subsidiary and any funds that we may sponsor; our ability to realize the anticipated benefits of the third-party investment in our partially-owned data storage business; decreasing revenues and greater losses attributable to our partially-owned data storage products; our ability to quickly develop, source and deliver differentiated and innovative products; our dependence on third parties for new product introductions or technologies; our dependence on third-party contract manufacturing services and supplier-provided parts, components and sub-systems; our dependence on key customers, partners and resellers; foreign currency fluctuations and negative or uncertain global or regional economic conditions as well as various factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and from time to time in our filings with the SEC.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended June 30, 2019

●	Net revenue from continuing operations of $0.1 million for the three months ended June 30, 2019 was up compared with $(0.1) million in the same period last year.

●	Following the sale of the Nexsan Business as described in Note 1 - Basis of Presentation, the Company does not have any revenue in continuing operations for the periods presented.

●	Operating loss from continuing operations was $1.1 million for the three months ended June 30, 2019 compared to an operating loss of $1.8 million in the same period last year. This was an improvement of $0.7 million, primarily due to a decrease in operating expenses as well as an increase in revenue.

Basic and diluted loss per share from continuing operations was $0.22 for the three months ended June 30, 2019, compared with a basic and diluted loss per share of $0.41 for the same period last year.

Consolidated Results of Operations for the Six Months Ended June 30, 2019

●	Net revenue from continuing operations of $0.1 million for the six months ended June 30, 2019 was up compared with $0.0 million in the same period last year.

●	Operating loss from continuing operations was $2.0 million for the six months ended June 30, 2019 compared to an operating loss of $3.5 million in the same period last year. This was an improvement of $1.5 million, primarily due to a decrease in operating expenses as well as an increase in revenue.

Basic and diluted loss per share from continuing operations was $0.40 for the six months ended June 30, 2019, compared with a basic and diluted loss per share of $0.75 for the same period last year.

Cash Flow/Financial Condition for the Six Months Ended June 30, 2019

●	Cash and cash equivalents totaled $1.0 million at June 30, 2019 compared with $4.9 million at December 31, 2018. The decrease in the cash balance of $3.9 million was primarily due to corporate expenses, a $0.3 million litigation settlement payment to CMC Magnetic Corp. (“CMC”) and deconsolidated international cash of $0.8 million in connection with the Subsidiary Sale. See Note 13 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information on the CMC settlement.

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

Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Net revenue	$0.1	$—	100%	$0.1	$—	NM

Net revenue for the three and six months ended June 30, 2019 was $0.1 million.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Gross profit	$0.1	$—	100%	$0.1	$—	NM
Gross margin	100%	NM		100%	NM

“NM” - Indicates the Percent Change is not meaningful

Gross margin for the three and six months ended June 30, 2019 was $0.1 million.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Selling, general and administrative	$1.2	$1.5	(20.0)%	$2.0	$3.2	(37.5)%
As a percent of revenue	NM	NM			NM

“NM” - Indicates the Percent Change is not meaningful

SG&A expense decreased for the three months ended June 30, 2019 by $0.3 million (or 20.0%) compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.

SG&A expense decreased for the six months ended June 30, 2019 by $1.2 million (or 37.5%) compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.

Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Restructuring and other	$0.0	$0.1	(100.0)%	$0.1	$0.1	—%

“NM” - Indicates the Percent Change is not meaningful

Restructuring and other expenses were $0.0 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively.

Restructuring and other expenses were $0.1 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Operating Loss from Continuing Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Operating loss from continuing operations	$(1.1)	$(1.8)	(38.9)%	$(2.0)	$(3.5)	(42.9)%
As a percent of revenue	NM	NM		NM	NM

“NM” - Indicates the Percent Change is not meaningful

Operating loss from continuing operations decreased by $0.7 million for the three months ended June 30, 2019 compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.

Operating loss from continuing operations decreased by $1.5 million for the six months ended June 30, 2019 compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.

Other Income (Expense)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Interest expense	$—	$—	NM	$—	$(0.1)	(100.0)%
Net gain (loss) from GBAM Fund activities	—	(0.4)	(100.0)%	—	(0.5)	(100.0)%
Other income (expense), net	—	0.1	(100.0)%	—	0.3	(100.0)%
Total other income (expense)	$—	$(0.3)	(100.0)%	$—	$(0.3)	(100.0)%
As a percent of revenue	NM	NM		NM	NM

“NM” - Indicates the Percent Change is not meaningful

Total other income (expense) for the three months ended June 30, 2019 was $0.0 million compared to $(0.3) million for the same period last year.

Total other income (expense) for the six months ended June 30, 2019 was $0.0 million compared to $(0.3) million for the same period last year.

See Asset Management Business discussion within the Segment Results section for additional information on net gain (loss) from GBAM Fund activities.

Income Tax Benefit (Provision)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Income tax benefit (provision)	$—	$—	(100.0)%	$(0.0)	$—	NM
Effective tax rate	0.0%	0.0%		0.0%	0.0%

Income tax for the three months ended June 30, 2019 and 2018 was $0.0 million. The effective income tax rate for the three months ended June 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

Income (Loss) from Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Net revenue	$—	$9.5	$0.1	$18.8
Cost of goods sold	—	5.4	0.1	9.9
Gross profit	—	4.1	—	8.9
Selling, general and administrative	—	3.5	0.3	7.4
Research and development	—	0.7	—	1.9
Restructuring and other	(0.2)	(0.1)	(0.2)	—
Other (income) expense	—	(0.4)	(0.6)	(0.8)
Income from discontinued operations, before income taxes	0.2	0.4	0.5	0.4
Income on sale of discontinued businesses, before income taxes	—	—	9.6
Income tax benefit	0.3	0.1	0.9	0.1
Net loss attributable to noncontrolling interest	—	0.3	—	0.3
Income (loss) from discontinued operations, net of income taxes	$0.5	$0.8	$11.0	$0.8

Discontinued operations are comprised of results from our Legacy Businesses and the Nexsan Business. For the three and six months ended June 30, 2019, income from discontinued operations decreased by $0.3 million and increased by $10.2 million, respectively, compared with the same periods last year due to the Subsidiary Sale.

See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.

Segment Results

Following the sale of the Nexsan Business, the Asset Management Business is our only reportable segment as of June 30, 2019. The Legacy Businesses and Nexsan Business were reported within discontinued operations.

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

Information related to our segments is as follows:

Asset Management Business

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Operating income (loss)	$0.1	$(0.9)	111.1%	$0.1	$(1.8)	105.6%
Net gain (loss) from GBAM Fund activities	—	(0.4)	100.0%	—	(0.5)	100.0%

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

Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Corporate and unallocated operating loss	$(1.2)	$(0.8)	50.0%	$(2.0)	$(1.6)	25.0%
Restructuring and other	—	(0.1)	(100.0)%	(0.1)	(0.1)	—%
Total	$(1.2)	$(0.9)		$(2.1)	$(1.7)

“NM” - Indicates the Percent Change is not meaningful

For the three months ended June 30, 2019, corporate and unallocated operating loss consists of $1.2 million of corporate general and administrative expenses, a 50.0% increase from the prior year. Restructuring and other expenses decreased by $0.1 million year over year.

For the six months ended June 30, 2019, corporate and unallocated operating loss consists of $1.9 million of corporate general and administrative expenses, an 18.8% increase from the prior year. Restructuring and other expenses were flat from the prior year.

See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and six months ended June 30, 2019.

Financial Position

Our cash and cash equivalents balance as of June 30, 2019 was $1.0 million compared to $4.1 million as of December 31, 2018.

Our accounts payable balance as of June 30, 2019 was $0.1 million compared to $0.4 million as of December 31, 2018.

Our other current liabilities balance as of June 30, 2019 was $2.7 million compared to $3.3 million as of December 31, 2018.

Liquidity and Capital Resources

Cash Flows Provided by (Used in) Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2019	2018
Net income (loss)	$9.0	$(3.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	1.2
Stock-based compensation	—	(0.3)
Pension settlement and curtailments	—	0.2
Gain on sale of assets	(9.9)	—
Short term investment	—	0.7
Other, net	(0.2)	0.1
Changes in operating assets and liabilities	(3.0)	(3.2)
Net cash used in operating activities	$(4.1)	$(4.6)

Cash used in operating activities was $4.1 million for the six months ended June 30, 2019, which primarily related to corporate expenditures, legal settlements and related costs. Cash used in operating activities was $4.6 million for the six months ended June 30, 2018, primarily relating to the operating loss.

Cash Flows Used in Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2019	2018
Investment in securities	$(0.6)	$—
Capital expenditures	—	(0.2)
Disbursement related to disposal group	(0.8)	—
Proceeds from sale of assets	1.2	—
Net cash used in investing activities	$(0.2)	$(0.2)

For the six months ended June 30, 2019 cash used in investing activities includes $1.2 million received from the sale of IP addresses offset by deconsolidated international cash of $0.8 million in connection with the Subsidiary Sale and $0.6 million invested in Sport-BLX, Inc.

Cash Flows Provided by Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2019	2018
Net cash provided by (used in) financing activities	$—	$—

No cash was used for financing activities for the six months ended June 30, 2019 and 2018.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $1.0 million cash and cash equivalents on hand as of June 30, 2019.

Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $1.6 million and investments of $0.4 million.

Our cash of $1.0 million as of June 30, 2019, which, in addition to a $1.1 million tax refund received in July 2019 is expected to fund our operations for the next twelve months.

Copyright Levies

See Note 13 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any material off-balance sheet arrangements.

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

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of June 30, 2019, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date:	August 14, 2019		/s/ Francis Ruchalski
		Name:	Francis Ruchalski
		Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

