Form 10-Q
period 2019-09-30
GlassBridge Enterprises, Inc.
filed 2019-11-08
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

(212) 825-0400

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,170 shares of Common Stock, par value $0.01 per share, were outstanding as of November 8, 2019.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$—	$—	$0.1	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	0.1	—
Operating expenses:
Selling, general and administrative	0.5	1.9	2.5	5.1
GBAM Fund expenses	—	0.1	—	0.3
Restructuring and other	—	—	0.1	0.1
Total operating expenses	0.5	2.0	2.6	5.5
Operating loss from continuing operations	(0.5)	(2.0)	(2.5)	(5.5)
Other income (expense):
Interest expense	—	—	—	(0.1)
Net loss from GBAM Fund activities	—	(0.2)	—	(0.7)
Other income, net	—	0.1	—	0.4
Total other income (expense)	—	(0.1)	—	(0.4)
Loss from continuing operations before income taxes	(0.5)	(2.1)	(2.5)	(5.9)
Income tax benefit	—	—	—	—
Income (loss) from continuing operations	(0.5)	(2.1)	(2.5)	(5.9)
Discontinued Operations:
Income on sale of discontinued businesses, net of income taxes	—	6.1	10.5	6.1
Income from discontinued operations, net of income taxes	(0.2)	2.9	0.3	3.7
Income from discontinued businesses, net of income taxes	(0.2)	9.0	10.8	9.8
Net income (loss)	$(0.7)	$6.9	$8.3	$3.9

Income (loss) per common share — basic and diluted:
Continuing operations	$(19.86)	$(82.62)	$(99.44)	$(233.75)
Discontinued operations	(7.95)	354.08	421.67	388.26
Net income (loss)	$(27.81)	$271.46	$322.23	$154.51

Weighted average common shares outstanding:
Basic and diluted (in thousands)	25.1	25.4	25.6	25.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(0.7)	$6.9	$8.3	$3.9

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Reclassification of adjustment for defined benefit plans recorded in net loss	—	0.1	0.1	0.3
Total net pension adjustments	—	0.1	0.1	0.3

Net foreign currency translation:
Unrealized foreign currency translation gains (losses)	—	0.9	—	0.7
Total net foreign currency translation	—	0.9	—	0.7

Total other comprehensive income, net of tax	—	1.0	0.1	1.0

Comprehensive income (loss)	$(0.7)	$7.9	$8.4	$4.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	September 30, 2019	December 31,2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$0.6	$4.1
Accounts receivable	0.1	—
Other current assets	1.5	1.2
Current assets of discontinued operations	—	3.2
Total current assets	2.2	8.5
Other assets	6.0	6.1
Non-current assets of discontinued operations	—	0.4
Total assets	$8.2	$15.0
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$0.1	$0.4
Other current liabilities	2.6	3.1
Current liabilities of discontinued operations	0.9	4.9
Total current liabilities	3.6	8.4
Other liabilities	15.2	23.7
Other liabilities of discontinued operations	0.2	2.2
Total liabilities	19.0	34.3
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000, 28,097 issued at September 30, 2019; 28,097 issued at December 31, 2018	0.1	0.1
Additional paid-in capital	1,049.2	1,048.9
Accumulated deficit	(1,014.6)	(1,022.9)
Accumulated other comprehensive loss	(20.6)	(20.7)
Treasury stock, at cost: 2,927 shares at September 30, 2019; 2,402 shares at December 31, 2018	(24.9)	(24.7)
Total GlassBridge Enterprises, Inc. shareholders’ deficit	(10.8)	(19.3)
Total liabilities and shareholders’ deficit	$8.2	$15.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)

Balance as of December 31, 2018	28,097	$0.1	$1,048.9	$(1,022.9)	$(20.7)	2,402	$(24.7)	$(19.3)
Net income				8.3				8.3
Pension adjustments, net of tax					0.1			0.1
Purchase of treasury stock						450	(0.0)	(0.0)
Restricted stock grants and other			0.2			75	(0.2)	0.0
Rounding			0.1					0.1
Balance as of September 30, 2019	28,097	$0.1	$1,049.2	$(1,014.6)	$(20.6)	2,927	$(24.9)	$(10.8)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	(Deficit)
	(In millions, except per share amounts)
Balance as of December 31, 2017	28,097	$0.1	$1,050.8	$(1,027.5)	$(18.9)	3,169	$(26.6)	$(4.7)	$(26.8)
Net loss				3.9				4.7	8.6
Purchase of treasury stock						69	0.0		0.0
Restricted stock grants and other			(1.9)			(487)	1.9		—
Net change in cumulative translation adjustment					0.7				0.7
Pension adjustments, net of tax					0.3				0.3
ASC 606 adjustment				0.3					0.3
Reclassification adjustment				0.1					0.1
Balance as of September 30, 2018	28,097	$0.1	$1,048.9	$(1,023.2)	$(17.9)	2,751	$(24.7)	$—	$(16.8)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss) attributable to GlassBridge	$8.3	$3.9
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	1.7
Stock-based compensation	—	(0.3)
Pension settlement and curtailments	—	0.3
Gain on sale of assets	(9.9)	(6.1)
Short term investment	—	0.7
Other, net	(0.2)	0.1
Changes in operating assets and liabilities	(2.7)	(9.1)
Net cash used in operating activities	(4.5)	(8.8)
Cash Flows from Investing Activities:
Investment in securities	(0.6)	—
Capital expenditures	—	(0.2)
Disbursement related to disposal group	(0.8)	—
Proceeds from sale of disposal group	1.2	5.0
Net cash used in investing activities	(0.2)	4.8
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	(4.7)	(4.0)
Cash, cash equivalents and restricted cash — beginning of period	5.3	10.7
Cash, cash equivalents and restricted cash — end of period (a)	$0.6	$6.7

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$—	$0.2

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets
Current assets:
Cash and cash equivalents	$0.6	$5.3
Restricted cash included in other current assets	—	0.2
Non-current assets:
Restricted cash included in non-current assets of discontinued operations	—	0.4
Total cash, cash equivalents and restricted cash	$0.6	$5.9

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

The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”) and the Nexsan Business (which includes the “Nexsan Group” as defined below), are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our “Asset Management Business,” which consists of our investment advisory business conducted through GBAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses or the Nexsan Business. Assets and liabilities directly associated with our Legacy Businesses and Nexsan Business and that are not part of our ongoing operations have been separately presented on the face of our Condensed Consolidated Balance Sheet as of both September 30, 2019 and December 31, 2018. See Note 4 - Discontinued Operations for further information.

Sale of international subsidiaries and Imation Latin America Corp.

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) as of April 2, 2019, on March 31, 2019, the Company entered into a securities purchase agreement (the “IMN Capital Agreement”) with IMN Capital Holdings, Inc., a Delaware corporation (“IMN Capital”) whereby the Company sold its entire ownership of its international subsidiaries together with its entire ownership in Imation Latin America Corp., a Delaware corporation (the “Imation Subsidiaries”). As previously disclosed, certain subsidiaries of the Company, including the Imation Subsidiaries, are parties to certain lawsuits, claims, and other legal proceedings concerning claims and counterclaims relating to excess payments made by the Imation Subsidiaries relating to copyright levies in European Union (“EU”) member states (the “Subsidiary Litigation”). Pursuant to the terms and subject to the conditions of the IMN Capital Agreement, IMN Capital acquired from the Company the Company’s shares representing the Company’s ownership interests in each of the Imation Subsidiaries (the “Subsidiary Sale”). Following the Subsidiary Sale, the Imation Subsidiaries are no longer affiliates of the Company, and the Company has no interest in or to the Imation Subsidiaries except as explicitly described in the IMN Capital Agreement. In consideration for the Subsidiary Sale, the Company shall receive certain compensation from IMN Capital. As defined in the IMN Capital Agreement, a payment occurrence is the settlement or final adjudication as to all demands, claims, counter-claims, cross-claims, third-party claims, damages, fees, costs and expenses, brought and raised on any matters arising from or related to the Subsidiary Litigation (a “Payment Occurrence”). In connection with the Subsidiary Sale, the purchase price furnished by IMN Capital to the Company (the “Purchase Price”) shall consist of (i) $277,900 payable upon the execution of the IMN Capital Agreement and (ii) 75% of all net proceeds from Subsidiary Litigation (which, for the avoidance of doubt, shall be calculated after the payment of (i) the retirement of the Germany pension liability; (ii) contingency fees payable to attorneys engaged in connection with the Subsidiary Litigation; (iii) fees payable to Mach 5, the litigation financing company and (iv) the payment of all applicable taxes including income taxes in connection with the Subsidiary Litigation) (such payment, the “Contingent Payment”). The Company recorded a one-time non-cash gain of approximately $10 million in connection with IMN Capital Agreement transaction.

Reverse Stock Split

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) as of August 22, 2019, on August 20, 2019, the Company effected a reverse split of our common stock, par value $0.01 per share at a ratio of 1:200 (the “Reverse Stock Split”). On August 21, 2019 (the “Effective Date”), our common stock began trading on the Reverse Stock Split-adjusted basis on the OTCQB at the opening of trading. In connection with the Reverse Stock Split, our common stock began trading with a new CUSIP number at such time. There was no change to the Company’s stock symbol. All prior periods have been retroactively adjusted to give effect to the reverse stock split. See Note 10 - Shareholders’ Equity for further information.

Liquidity and Management Plan

The Company incurred operating and cash flow losses for several reporting periods and had a working capital deficit of $1.4 million as of September 30, 2019. These losses raised substantial doubt about our ability to continue as a going concern. Although the working capital deficit is $1.4 million, it included $0.6 million of cash as of September 30, 2019, which in addition to proceeds of $17,562,700 from the Orix transaction on October 1, 2019, are expected to fund our operations for the next twelve months and beyond. See Note 14 – Subsequent Events for further information on the Orix transaction.

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

The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for share and per share amounts)	2019	2018	2019	2018
Numerator:
Income (loss) from continuing operations	$(0.5)	$(2.1)	$(2.5)	$(5.9)
Income (loss) from discontinued operations, net of income taxes	(0.2)	9.0	10.8	9.8
Net income (loss)	$(0.7)	$6.9	$8.3	$3.9
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted (in thousands)	25.1	25.4	25.6	25.2

Income (loss) per common share— basic and diluted:
Continuing operations	$(19.86)	$(82.62)	$(99.44)	$(233.75)
Discontinued operations	(7.95)	354.08	421.67	388.26
Net income (loss)	$(27.81)	$271.46	$322.23	$154.51

Anti-dilutive shares excluded from calculation	0.0	0.0	0.0	0.0

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

The key components of the results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Net revenue	$—	$5.1	$0.1	$23.9
Cost of goods sold	—	3.1	0.1	13.0
Gross profit	—	2.0	—	10.9
Selling, general and administrative	—	0.9	0.3	8.3
Research and development	—	0.5	—	2.4
Restructuring and other	0.2	(2.2)	—	(2.5)
Other (income) expense	—	—	(0.6)	(0.8)
Income (loss) from discontinued operations, before income taxes	(0.2)	2.8	0.3	3.5
Income on sale of discontinued businesses, before income taxes	—	6.1	9.6	6.1
Income tax benefit	—	0.1	0.9	0.2
Gain (Loss) from discontinued operations, net of income taxes	$(0.2)	$9.0	$10.8	$9.8

Net income of discontinued operations for the three months ended September 30, 2019 decreased by $9.2 million compared to the same period last year mainly due to the sale of the Imation Subsidiaries. Net income of discontinued operations for the nine months ended September 30, 2019 increased by $1.0 million compared to the same period last year mainly due to the sale of the Imation Subsidiaries.

Current assets of discontinued operations were $0.0 million as of September 30, 2019. Current assets of discontinued operations as of December 31, 2018 of $3.2 million included $0.7 million of accounts receivable, $1.0 million related to funds held in escrow and $0.7 million of other current assets. The decrease of the current assets in 2019 was due to the sale of the Imation Subsidiaries.

Current liabilities of discontinued operations were $0.9 million as of September 30, 2019. Current liabilities of discontinued operations of $4.9 million as of December 31, 2018 included $1.7 million of accounts payable, $1.0 million due to CMC and $2.2 million of other current liabilities. The decrease of the current liabilities in 2019 was due to the sale of the Imation Subsidiaries.

Other liabilities of discontinued operations were $0.2 million as of September 30, 2019. Other liabilities of discontinued operations of $2.2 million as of December 31, 2018 included $0.3 million of withholding tax and $1.1 million of other liabilities. The decrease of the other liabilities in 2019 was due to the sale of the Imation Subsidiaries.

Note 5 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

Other assets primarily included a $4.0 million strategic investment in equity securities. The strategic investment in equity securities is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. Historically, we accounted for such investment under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value therefore the new guidance was adopted prospectively. As of September 30, 2019, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment on a quarterly basis. In addition, other assets as of September 30, 2019 also include escrowed funds related to the NXSN transaction of $0.6 million and $0.2 million of other assets. For more information regarding the NXSN Transaction, please review the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission as of August 16, 2018.

Other current liabilities primarily included pension minimum contributions of $1.9 million and $1.9 million and accrued payroll of $0.0 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively.

Other liabilities included pension liabilities of $14.4 million and $23.0 million as of September 30, 2019 and December 31, 2018, respectively. The change in the pension liabilities was due to the Subsidiary Sale.

Note 6 — Restructuring and Other Expense

Restructuring and other expense was $0.0 million and $0.1 million for the three and nine months ended September 30, 2019, respectively. Restructuring and other expense was $0.0 million and $0.1 million for the three and nine months ended September 30, 2018, respectively.

Activity related restructuring accruals was as follows:

(In millions)	Severance and Related
Accrued balance at December 31, 2018	$0.1
Charges	0.1
Usage and payments	(0.1)
Accrued balance at March 31, 2019	$0.1
Charges	0.0
Usage and payments	(0.0)
Accrued balance at June 30, 2019	$0.1
Charges	0.0
Usage and payments	(0.0)
Accrued balance at September 30, 2019	$0.1

Note 7 — Stock-Based Compensation

Stock-based compensation for continuing operations consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Stock-based compensation expense	$—	$—	$—	$(0.3)

We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the “Stock Plans”) which are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, there were 315,251 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2018	113	$16,734.00
Canceled	(113)	16,734.00
Outstanding September 30, 2019	—	$—
Exercisable as of September 30, 2019	—	$—

The weighted average assumptions used in the valuation of options are not applicable for the periods ending September 30, 2019 and 2018 as no options were granted over this time.

As of September 30, 2019, there was no unrecognized compensation expense related to non-vested stock options granted under our Stock Plans.

Restricted Stock

The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2018	150	$1,406.00
Granted	—	—
Vested	(75)	1,406.00
Forfeited	(75)	1,406.00
Nonvested as of September 30, 2019	—	$—

The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.

As of September 30, 2019, the company did not have any unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans.

Note 8 — Retirement Plans

Pension Plans

Beginning in September 2018, the Company entered into discussions with the U.S. Pension Benefit Guaranty Corporation (the “PBGC”), a United States government agency established by Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”) which insures certain pension plans, for the purpose of obtaining certain relief from the Company’s obligations under the Plan. The Company and the PBGC entered into an agreement on May 13, 2019 to terminate the Imation Cash Balance Pension Plan (the “Plan”) based on the PBGC’s findings that (i) the Plan did not meet the minimum funding standard required under Section 412 of the Internal Revenue Code of 1986, as amended; (ii) the Plan would be unable to pay benefits when due and (iii) the Plan should be terminated in order to protect the interests of the Plan participants. GlassBridge and all other members of GlassBridge’s (as seller) controlled group (within the meaning of 29 U.S.C. §1301(a)(14))  (the “Controlled Group Members”) were jointly and severally liable to the PBGC for all liabilities under Title IV of ERISA in connection with the Plan’s termination, including unfunded benefit liabilities, due and unpaid Plan contributions, premiums, and interest on each of the foregoing, as a result of which a lien in favor of the Plan, on all property of each Controlled Group Member, arose and was perfected by PBGC. On October 1, 2019, the Company entered into a settlement agreement with the PBGC (the “Settlement Agreement”). Pursuant to the terms and subject to the conditions set forth in the Settlement Agreement, on October 3, 2019, GlassBridge paid $3,000,000 in cash to the PBGC, which was within five days of the date of the execution of the Settlement Agreement (the “Settlement Payment”). On the 95th day following payment of the Settlement Payment to the PBGC, the PBGC will be deemed to have released all Controlled Group Members from the PBGC’s lien (the “Release Date”).

The Company had one remaining international employee-eligible retirement plan in Germany (the “German Plan” and all international plans the “International Plans”). Following the Subsidiary Sale in the first quarter of 2019, the Company no longer has any obligations under the German Plan or any other prior International Plans.

Note 9 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items.

For the three months ended September 30, 2019, we recorded income tax from continuing operations of $0.0 million on a loss of $0.5 million. For the three months ended September 30, 2018, we recorded income tax of $0.0 million on a loss of $2.1 million. The effective income tax rate for the three months ended September 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

During July 2019, the Company received an income tax refund of approximately $1.1 million related to the Tax Reform Act’s elimination of corporate alternative minimum tax and the ability to receive refunds of AMT credit carryovers. Another $1.1 million is still receivable over a period of three years, in 2020 through 2022.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our historical liability was assumed by the buyer of the foreign entities in March 2019; there is no remaining liability as of September 30, 2019.

We file income tax returns in multiple jurisdictions which are subject to review by various U.S and state taxing authorities. Our U.S. federal income tax returns for 2016 through 2019, and certain state returns from 2013 to present, are open to examination.

Note 10 — Shareholders’ Equity

Reverse Stock Split

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) as of August 22, 2019, on August 20, 2019, the Company filed an Amendment (the “Amendment”) to the Restated Certificate of Incorporation, as amended, of the Company (the “Articles”) with the Secretary of State of the State of Delaware to: (i) effect the previously announced reverse split of our common stock, par value $0.01 per share at a ratio of 1:200 (the “Reverse Stock Split”) and (ii) effect an amendment allowing the stockholders of the Company to act by written consent in lieu of meeting, subject to certain limitations (the “Written Consent Amendment”).

On August 21, 2019 (the “Effective Date”), our common stock began trading on the Reverse Stock Split-adjusted basis on the OTCQB at the opening of trading. In connection with the Reverse Stock Split, our common stock began trading with a new CUSIP number at such time. There was no change to the Company’s stock symbol.

No fractional shares of common stock were issued in connection with the Reverse Stock Split. If, as a result of the Reverse Stock Split, a stockholder would otherwise have held a fractional share, a stockholder, in lieu of the issuance of such fractional share, was entitled, upon surrender to the exchange agent of a certificate(s) representing its pre-split shares or upon conversion of its shares held in book-entry, to receive a cash payment equal to the fraction to which the stockholder would otherwise be entitled, multiplied by $106, which is the closing price per share (as adjusted to give effect to the Reverse Stock Split) on the OTCQB on the closing date immediately prior to the Effective Date.

EQ by Equiniti (“EQ”), the Company’s transfer agent, acted as the exchange agent for the Reverse Stock Split, and provided instructions to stockholders of record regarding the process for exchanging shares. EQ issued all of the post-Reverse Stock Split shares through their paperless Direct Registration System (“DRS”), also known as “book entry form.” Eligible book-entry or other electronic positions representing issued and outstanding shares of the Company’s common stock were automatically adjusted. Stockholders who held certificated shares were mailed a letter of transmittal to be completed for the exchange of all of their shares. Those stockholders holding common stock in “street name” received instructions from their brokers.

Treasury Stock

On May 2, 2012, the Board authorized a share repurchase program that allowed for the repurchase of 2,500 shares of common stock. On November 14, 2016, our Board authorized a new share repurchase program under which we may repurchase up to 2,500 shares of common stock. This authorization replaces the Board’s prior May 2, 2012 share repurchase authorization. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions.

The Company did not purchase any shares during the three months ended September 30, 2019. Since the inception of the November 14, 2016 authorization, we have repurchased 779 shares of common stock for $0.3 million and, as of September 30, 2019, we had remaining authorization to repurchase 1,721 additional shares. The treasury stock held as of September 30, 2019 was acquired at an average price of $8,496.47 per share.

Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2018	2,402
Purchases	450
Restricted stock grants	—
Forfeitures and other	75
Balance as of September 30, 2019	2,927

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans
Balance as of December 31, 2018	$(20.7)
Amounts reclassified from accumulated other comprehensive income, net of tax	0.1
Balance as of September 30, 2019	$(20.6)

Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations Where (Gain) Loss is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Amortization of net actuarial loss	$—	$0.1	$0.1	$0.3	Other income (expense)
Cumulative translation adjustment	—	0.9	—	0.7	Discontinued operations
Total reclassifications for the period	$—	$1.0	$0.1	$1.0

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

On February 2, 2017, we closed the Capacity and Services Transaction with Clinton. The Capacity and Services Transaction allows GBAM to access investment capacity within Clinton’s quantitative equity strategy. In addition, we have recently taken steps to build our own independent organizational foundation while leveraging Clinton’s capabilities and infrastructure. While our intention is to primarily engage in the management of third-party assets, we may make opportunistic proprietary investments from time to time that comply with applicable laws and regulations. Since the closing of the Capacity and Services Transaction, we have focused on our Asset Management Business as our primary operating business segment. See Note 13 - Related Party Transactions for additional information.

In March 2017, ARRIVE was formed through a collaboration with Roc Nation, a full-service entertainment company founded by Shawn “JAY Z” Carter, Primary Venture Partners (“Primary”) and GBAM. Primary will serve as a venture advisor and GlassBridge will provide institutional and operational support. ARRIVE was created to invest alongside entrepreneurs and early stage businesses. Among other things, ARRIVE has launched a traditional venture fund in order to, among other activities, support existing portfolio companies through their subsequent growth stages and anticipates launching other special purpose investment vehicles to invest in private equity transactions. All revenue realized by GBAM in the reported periods were derived from its ARRIVE investment.

In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses on technology-driven quantitative strategies and other alternative investment strategies. The fund initially performed in-line with the expectation for 2017. However, we had a difficult time raising third-party capital due to the overall under-performance of the hedge fund industry. In Q4, 2018, after an internal business review and deliberations, we decided to temporarily close the GBAM Fund to save operating costs.

We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Consolidated Financial Statements as part of the Asset Management Business shown below.

As of September 30, 2019, the Asset Management Business is our only reportable segment.

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

For our Asset Management Business, we include net income from the GBAM Fund activities in our performance evaluation. Net income from GBAM Fund activities primarily represents realized and unrealized gains and losses for the GBAM Fund.

Net revenue and operating loss from continuing operations by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Net revenue
Asset Management Business	$—	$—	$0.1	$—
Total net revenue	$—	$—	$0.1	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Operating income (loss) from continuing operations
Asset Management Business	$—	$(0.9)	$0.1	$(2.7)
Total segment operating income (loss)	—	(0.9)	0.1	(2.7)
Corporate and unallocated	(0.5)	(1.1)	(2.5)	(2.7)
Restructuring and other	—	—	(0.1)	(0.1)
Total operating loss	(0.5)	(2.0)	(2.5)	(5.5)
Interest expense	—	—	—	(0.1)
Net losses from GBAM Fund activities	—	(0.2)	—	(0.7)
Other income (expense), net	—	0.1	—	0.4
Loss from continuing operations before income taxes	$(0.5)	$(2.1)	$(2.5)	$(5.9)

Note 12 — Litigation, Commitments and Contingencies

The Company is a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of September 30, 2019, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.

Intellectual Property Litigation

The Company is subject to allegations of patent infringement by our competitors as well as non-practicing entities (“NPEs”) - sometimes referred to as “patent trolls” - who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, the Company is not able to reasonably estimate with precision the amount of any monetary liability or financial impact that may be incurred with respect to these matters. As of November 14, 2019, given the exits from the Legacy Businesses, the Company believes that the ultimate resolution of these matters in the aggregate will not materially adversely affect our financial condition, results of operations and cash flows.

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

Employee Matters

On March 29, 2017, three former Legacy Business employees who were among the approximately 100 similarly situated employees terminated as a result of the Restructuring Plan filed a lawsuit in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits. On February 27, 2019, the Company settled the claim for $86,000.

On November 21, 2018, the Company was served by forty-five former Legacy Business employees who were asserting claims for unpaid severance allegedly promised to them by the Company. The Company entered into a settlement agreement as of July 25, 2019, to settle the claim for $150,000.

Copyright Levies

We had previously disclosed various copyright levy litigations related to our former subsidiary – IEBV. In connection with the Subsidiary Sale, the Company is no longer liable for adverse outcomes and may receive Contingent Payouts should IEBV prevail in litigation.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of September 30, 2019 and December 31, 2018, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of September 30, 2019. Compliance with environmental regulations has not had a material adverse effect on our financial results.

Note 13 — Related Party Transactions

Certain Arrangements

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

The Company did not have a short term investment balance in Clinton Lighthouse as of September 30, 2019 and December 31, 2018, and as such did not have any unrealized gains for the three months ended September 30, 2019. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.

Management of the Company

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

Daniel A. Strauss serves as our Chief Executive Officer and Chief Operating Officer, and Francis Ruchalski serves as our Chief Financial Officer, pursuant to the terms of a the Amended and Restated Services Agreement we entered into with Clinton on March 31, 2019 (the “Amended Services Agreement”) replacing in its entirety that certain Services Agreement we entered into with Clinton on March 2, 2017 (the “Services Agreement”). The Amended Services Agreement provides that Clinton will make available certain of its employees to provide services to the Company, including CEO services, COO services and CFO services (the “Executive Services”). In addition to the Executive Services, Clinton will make available other employees of Clinton as necessary to manage certain business functions as deemed necessary in the sole discretion of Clinton to provide other management services (the “Management Services”). Under the Amended Services Agreement, Clinton may designate substitutes for Mr. Strauss or Mr. Ruchalski or any other employee providing any Management Services. In consideration for the Executive Services and Management Services, the Company shall provide to Clinton a rate of $243,750 for the initial term, such term being the first three (3) months following the execution date of the Amended Services Agreement, and to automatically renew for successive renewal terms of three (3) calendar months each, the fee for each renewal term being $243,750. Clinton will continue to pay Mr. Strauss’s and Mr. Ruchalski’s compensation and benefits and we have agreed to pay or reimburse their reasonable expenses. Pursuant to the terms of the Amended Services Agreement, we have also agreed to indemnify Mr. Strauss, Mr. Ruchalski, Clinton, any substitute for Mr. Strauss, Mr. Ruchalski, or any other Clinton employee providing services under the Master Services Agreement for certain losses. As of September 30, 2019, the Company paid Clinton $2,087,500 under the Services Agreement and recorded $858,333 and $375,000 within “Selling, general and administrative” in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018, respectively.

On September 30, 2019, Imation entered into an Employment Agreement with Mr. Strauss, effective October 1, 2019 (the “Strauss Agreement”), providing for, among other things, a base salary to be paid to Mr. Strauss of $175,000 in accord with Imation’s normal payroll practices, as well as eligibility to participate in the compensation and benefit programs generally available to Imation’s executive officers.

Sport-BLX, Inc.

During 2019, the Company entered into three Common Stock Purchase Agreements (the “Sport-BLX Purchase Agreement”) together with Sport-BLX, Inc., a Delaware corporation, where George E. Hall, the holder of approximately 25.78% of the Company’s outstanding common stock, is Executive Chairman and CEO (“Sport-BLX”). As per the January 4, 2019 Sport-BLX Purchase Agreement, the Company agreed to purchase from Sport-BLX 10,526 shares of Sport-BLX common stock, par value $0.001 per share, at a price equal to $95 per share, for aggregate consideration of $1,000,000. As per the September 16, 2019 Sport-BLX Purchase Agreement, the Company agreed to purchase from Sport-BLX 679 shares of Sport-BLX common stock, par value $0.001 per share, at a price equal to $263.4074 per share for aggregate consideration of $178,854. As of September 30, 2019, the Company funded the total consideration due of $1,178,854.

As per the October 18, 2019 Sport-BLX Purchase Agreement, Imation agreed to purchase from Sport-BLX 2,314 shares of Sport-BLX common stock, par value $0.001 per share, at a price equal to $263.4074 per share for aggregate consideration of $609,524.72. Imation funded the total consideration due of $609,524.72 on November 5, 2019.

On October 1, 2019, the Company made a $1,000,000 demand loan to Sport-BLX.

Note 14 — Subsequent Events

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) as of October 7, 2019, on October 1, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Orix PTP Holdings, LLC, a Delaware limited liability company (“Orix”). The Purchase agreement provides for the sale of 201 shares of common stock, par value $0.01 per share (the “Purchased Stock”), constituting 20.1% of all issued and outstanding stock of Imation Enterprises Corp., a Delaware corporation and formerly wholly owned subsidiary of GlassBridge (“Imation”) to Orix. The Purchase Agreement further provides for the sale and assignment from GlassBridge to Orix of (i) that certain promissory note, dated as of September 30, 2019, originally issued by Imation in favor of GlassBridge in consideration for the assignment by GlassBridge to Imation of the Levy Claims (defined below), in the original principal amount of $9,000,000 (“Levy Note”) and (ii) that certain promissory note, dated as of September 30, 2019, originally issued by Imation in favor of GlassBridge in connection with the assignment of 11,154 shares of Common Stock, par value 0.0001 per share of Sport-BLX, Inc., a Delaware corporation, in the original principal amount of $4,000,000 (“Sport-BLX Note” and collectively with the Levy Note, the “Notes”). Orix acquired the Purchased Stock and the Notes for a total consideration of $17,562,700 (“Cash Consideration”).

The “Levy Claims” mean the right to receive payments from IMN Capital Holding Inc. in connection with the settlement or final adjudication (without any ability to further appeal by any party) as to all demands, claims, counterclaims, cross-claims, third-party-claims, damages, fees (including attorney’s fees), costs and expenses, brought and raised on any matters arising from the following claims and causes of action:

Company holding the Claim	Jurisdiction	Court or Tribunal	Matter Name and Identifying Number
Imation Europe BV	France	Cour D’Appel De Paris	16/08482 -N° Portalis 35L7- V-B7A-BYR7B

Imation Europe BV	Dutch	District Court of The Hague	C/09/489719/HA ZA 15-659

Under the terms of the Purchase Agreement, the Board of Directors of Imation was expanded from three to five directors, which includes one director designated by Orix.

Also pursuant to the terms of the Purchase Agreement, GlassBridge, Orix and Imation entered into a Stockholders’ Agreement dated as of October 1, 2019 (the “Stockholders Agreement”) pursuant to which Orix may, among other rights and obligations set forth in the Stockholders Agreement, sell back all of its Purchased Shares to GlassBridge at book value after April 1, 2021 and during the three-month period after such date and shall, during the term of the Stockholders Agreement, have the right to purchase all or a portion of the shares owned by GlassBridge in Imation at book value plus 20%, subject to the right of GlassBridge to respond to the notice by Orix to exercise such right by purchasing all of the shares of Orix.

The foregoing transactions, consummated by the Company, Imation and Orix, as evidenced by the Purchase Agreement, the Notes, the Stockholders Agreement, and the assignment agreements shall altogether be referred to as the Orix Transactions.

The following unaudited pro forma condensed consolidated balance sheet for the nine months ended September 30, 2019, which gives effect to the Orix Transactions and the Settlement Agreement with the PBGC has been prepared to give effect to the Orix Transactions and the Settlement Agreement as if they had been completed and entered into, respectively, on September 30, 2019, and if the Release Date (see Note 8 – Retirement Plans) had occurred on September 30, 2019.

The unaudited pro forma condensed consolidated balance sheet is for informational purposes only and is not necessarily indicative of what our financial performance or financial position would have been had the transactions been completed on the dates assumed nor is such unaudited pro forma financial information necessarily indicative of the results expected in any future period.

GLASSBRIDGE ENTERPRISES, INC.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited) (In millions, except per share amounts)

	September 30, 2019	Purchase	Settlement
	As Reported	Agreement	Agreement	Pro Forma

Assets
Current assets:
Cash and cash equivalents	$0.6	$13.9	$(4.3)	$10.2
Accounts receivable	0.1	—	—	0.1
Other current assets	1.5	—	—	1.5
Current assets of discontinued operations	—	—	—	—
Total current assets	2.2	13.9	(4.3)	11.8
Other assets	6.0	14.7	—	20.7
Non-current assets of discontinued operations	—	—	—
Total assets	$8.2	$28.6	$(4.3)	$32.5
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$0.1	$—	$—	$0.1
Other current liabilities	2.6	—	(2.0)	0.6
Current liabilities of discontinued operations	0.9	—	—	0.9
Total current liabilities	3.6	—	(2.0)	1.6
Other liabilities	15.2	10.3	(14.4)	11.1
Other liabilities of discontinued operations	0.2	—	—	0.2
Total liabilities	19.0	10.3	(16.4)	12.9
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—	—	—
Common stock, $.01 par value, authorized 50,000, 28,097 issued at September 30, 2019; 28,097 issued at December 31, 2018	0.1	—	—	0.1
Additional paid-in capital	1,049.2	—	—	1,049.2
Accumulated deficit	(1,014.6)	14.3	12.1	(988.2)
Accumulated other comprehensive loss	(20.6)	—	—	(20.6)
Treasury stock, at cost: 2,927 shares at September 30, 2019; 2,402 shares at December 31, 2018	(24.9)	—	—	(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity (deficit)	(10.8)	14.3	12.1	15.6
Noncontrolling minority interest	—	4.0	—	4.0
Total liabilities and shareholders’ equity (deficit)	$8.2	$28.6	$(4.3)	$32.5

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

On August 16, 2018, the Company consummated the NXSN Transaction, wherein the Company, through a series of transactions, sold its partially-owned subsidiary, the Nexsan Business, to StorCentric, Inc., a Delaware company affiliated with Drobo, Inc. For more information regarding the NXSN Transaction, please review the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission as of August 16, 2018.

On August 20, 2019, the Company effected a reverse split of our common stock, par value $0.01 per share at a ratio of 1:200 (the “Reverse Stock Split”). On August 21, 2019 (the “Effective Date”), our common stock began trading on the Reverse Stock Split-adjusted basis on the OTCQB at the opening of trading. In connection with the Reverse Stock Split, our common stock began trading with a new CUSIP number at such time. There was no change to the Company’s stock symbol. See Note 10 - Shareholders’ Equity for further information.

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

Important Notices and Disclaimers

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to be read in conjunction with our Condensed Consolidated Financial Statements and related Notes that appear elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated due to various factors discussed in this MD&A under the caption “Forward-Looking Statements and Risk Factors” and the information contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2019, including in Part 1 Item 1A. Risk Factors of such Annual Report.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended September 30, 2019

●	Net revenue from continuing operations of $0.0 million for the three months ended September 30, 2019 was flat compared with $0.0 million in the same period last year.

●	Operating loss from continuing operations was $0.5 million for the three months ended September 30, 2019 compared to an operating loss of $2.0 million in the same period last year. This was an improvement of $1.5 million, primarily due to reductions in corporate expenses.

Basic and diluted loss per share from continuing operations was $19.86 for the three months ended September 30, 2019, compared with a basic and diluted loss per share of $82.62 for the same period last year.

Consolidated Results of Operations for the Nine Months Ended September 30, 2019

●	Net revenue from continuing operations of $0.1 million for the nine months ended September 30, 2019 was up compared with $0.0 million in the same period last year.

●	Operating loss from continuing operations was $2.5 million for the nine months ended September 30, 2019 compared to an operating loss of $5.5 million in the same period last year. This was an improvement of $3.0 million, primarily due to reductions in corporate expenses.

Basic and diluted loss per share from continuing operations was $99.44 for the nine months ended September 30, 2019, compared with a basic and diluted loss per share of $233.75 for the same period last year.

Cash Flow/Financial Condition for the Nine Months Ended September 30, 2019

●	Cash and cash equivalents totaled $0.6 million at September 30, 2019 compared with $4.1 million at December 31, 2018. The decrease in the cash balance of $3.5 million was primarily due to corporate expenses, $0.5 million in litigation settlement payments and deconsolidated international cash of $0.8 million in connection with the Subsidiary Sale. See Note 12 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information on the litigation settlements.

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

Net Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Percent		September 30,		Percent
(Dollars in millions)	2019	2018	Change		2019	2018	Change
Net revenue	$—	$—	NM	%	$0.1	$—	NM

Net revenue for the three and nine months ended September 30, 2019 was $0.0 million and $0.1 million, respectively.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Gross profit	$0.0	$—	100%	$0.1	$—	NM
Gross margin	100%	NM		100%	NM

“NM” - Indicates the Percent Change is not meaningful

Gross margin for the three and nine months ended September 30, 2019 was $0.0 million and $0.1 million, respectively.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Selling, general and administrative	$0.5	$1.9	(73.7)%	$2.5	$5.1	(51.0)%
As a percent of revenue	NM	NM		NM	NM

“NM” - Indicates the Percent Change is not meaningful

SG&A expense decreased for the three months ended September 30, 2019 by $1.4 million (or 73.7%) compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.

SG&A expense decreased for the nine months ended September 30, 2019 by $2.6 million (or 51.0%) compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.

Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Restructuring and other	$—	$—	NM	$0.1	$0.1	—%

“NM” - Indicates the Percent Change is not meaningful

Restructuring and other expenses were $0.0 million and $0.0 million for the three months ended September 30, 2019 and 2018, respectively.

Restructuring and other expenses were $0.1 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

See Note 6 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Operating Loss from Continuing Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Operating loss from continuing operations	$(0.5)	$(2.0)	(75.0)%	$(2.5)	$(5.5)	(54.5)%
As a percent of revenue	NM	NM		NM	NM

“NM” - Indicates the Percent Change is not meaningful

Operating loss from continuing operations decreased by $1.5 million for the three months ended September 30, 2019 compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.

Operating loss from continuing operations decreased by $3.0 million for the nine months ended September 30, 2019 compared with the same period last year primarily due to reduced corporate expenditures and legal expenses.

Other Income (Expense)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Interest expense	$—	$—	NM	$—	$(0.1)	NM
Net gain (loss) from GBAM Fund activities	—	(0.2)	NM	—	(0.7)	NM
Other income (expense), net	—	0.1	NM	—	0.4	NM
Total other income (expense)	$—	$(0.1)	NM	$—	$(0.4)	NM
As a percent of revenue	NM	NM		NM	NM

“NM” - Indicates the Percent Change is not meaningful

Total other income (expense) for the three months ended September 30, 2019 was $0.0 million compared to $(0.1) million for the same period last year.

Total other income (expense) for the nine months ended September 30, 2019 was $0.0 million compared to $(0.4) million for the same period last year.

See Asset Management Business discussion within the Segment Results section for additional information on net gain (loss) from GBAM Fund activities.

Income Tax Benefit (Provision)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Income tax benefit (provision)	$—	$—	(0.0)%	$—	$—	NM
Effective tax rate	0.0%	0.0%		0.0%	0.0%

Income tax for the three months ended September 30, 2019 and 2018 was $0.0 and $0.0 million, respectively. The effective income tax rate for the three and nine months ended September 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

Income (Loss) from Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Net revenue	$—	$5.1	$0.1	$23.9
Cost of goods sold	—	3.1	0.1	13.0
Gross profit	—	2.0	—	10.9
Selling, general and administrative	—	0.9	0.3	8.3
Research and development	—	0.5	—	2.4
Restructuring and other	0.2	(2.2)	—	(8.0)
Other (income) expense	—	—	(0.6)	(0.8)
Income from discontinued operations, before income taxes	(0.2)	2.8	0.3	9.0
Income on sale of discontinued businesses, before income taxes	—	6.1	9.6	—
Income tax benefit	—	0.1	0.9	0.2
Net loss attributable to noncontrolling interest	—	—	—	0.6
Income (loss) from discontinued operations, net of income taxes	$(0.2)	$9.0	$10.8	$9.8

Discontinued operations are comprised of results from our Legacy Businesses and the Nexsan Business. For the three and nine months ended September 30, 2019, income from discontinued operations decreased by $9.2 million and increased by $1.0 million, respectively, compared with the same periods last year due to the Subsidiary Sale.

See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.

Segment Results

Following the sale of the Nexsan Business, the Asset Management Business is our only reportable segment as of September 30, 2019. The Legacy Businesses and Nexsan Business were reported within discontinued operations.

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

Information related to our segments is as follows:

Asset Management Business

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Operating income (loss)	$—	$(0.9)	NM	$0.1	$(2.7)	103.7%
Net gain (loss) from GBAM Fund activities	—	(0.2)	NM	—	(0.7)	NM

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

Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Corporate and unallocated operating loss	$(0.5)	$(1.1)	(54.5)%	$(2.5)	$(2.7)	(7.4)%
Restructuring and other	—	—	—%	(0.1)	(0.1)	—%
Total	$(0.5)	$(1.1)		$(2.6)	$(2.8)

“NM” - Indicates the Percent Change is not meaningful

For the three months ended September 30, 2019, corporate and unallocated operating loss consists of $0.5 million of corporate general and administrative expenses, a 54.5% decrease from the prior year. Restructuring and other expenses were flat from the prior year.

For the nine months ended September 30, 2019, corporate and unallocated operating loss consists of $2.5 million of corporate general and administrative expenses, a 7.4% decrease from the prior year. Restructuring and other expenses were flat from the prior year.

See Note 6 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and nine months ended September 30, 2019.

Financial Position

Our cash and cash equivalents balance as of September 30, 2019 was $0.6 million compared to $4.1 million as of December 31, 2018.

Our accounts payable balance as of September 30, 2019 was $0.1 million compared to $0.4 million as of December 31, 2018.

Our other current liabilities balance as of September 30, 2019 was $2.6 million compared to $3.0 million as of December 31, 2018.

Liquidity and Capital Resources

Cash Flows Provided by (Used in) Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2019	2018
Net income (loss)	$8.3	$3.9
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	1.7
Stock-based compensation	—	(0.3)
Pension settlement and curtailments	—	0.3
Gain on sale of assets	(9.9)	(6.1)
Short term investment	—	0.7
Other, net	(0.2)	0.1
Changes in operating assets and liabilities	(2.7)	(9.1)
Net cash used in operating activities	$(4.5)	$(8.8)

Cash used in operating activities was $4.5 million for the nine months ended September 30, 2019, which primarily related to corporate expenditures, legal settlements and related costs. Cash used in operating activities was $8.8 million for the nine months ended September 30, 2018, primarily relating to the operating loss.

Cash Flows Used in Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2019	2018
Investment in securities	$(0.6)	$—
Capital expenditures	—	(0.2)
Disbursement related to disposal group	(0.8)	—
Proceeds from sale of disposal group	1.2	5.0
Net cash (used in) provided by investing activities	$(0.2)	$4.8

For the nine months ended September 30, 2019 cash used in investing activities includes $1.2 million received from the sale of IP addresses offset by deconsolidated international cash of $0.8 million in connection with the Subsidiary Sale and $0.6 million invested in Sport-BLX, Inc.

Cash Flows Provided by Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2019	2018
Net cash provided by (used in) financing activities	$—	$—

No cash was used for financing activities for the nine months ended September 30, 2019 and 2018.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $0.6 million cash and cash equivalents on hand as of September 30, 2019.

Our cash of $0.6 million as of September 30, 2019, which in addition to proceeds of $17,562,700 from the Orix transaction on October 1, 2019, are expected to fund our operations for the next twelve months. See Note 14 – Subsequent Events for further information on the Orix transaction.

Copyright Levies

See Note 12 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Off Balance Sheet Arrangements

As of September 30, 2019, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019, the end of the period covered by this report, the Chairman and principal executive officer, Joseph A. De Perio, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended September 30, 2019, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of September 30, 2019, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
10.1	Form of Promissory Note dated September 30, 2019
10.2	Form of Promissory Note dated September 30, 2019
10.3	Securities Purchase Agreement dated October 1, 2019
10.4	Stockholders Agreement dated October 1, 2019
10.5	Assignment Relating to the Assignment and Assumption of Promissory Notes dated October 1, 2019
10.6	Assignment of Claims Agreement dated September 30, 2019
10.7	Equity Assignment Agreement dated September 30, 2019
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date:	November 8, 2019		/s/ Francis Ruchalski
		Name:	Francis Ruchalski
		Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

