Form 10-K
period 2019-12-31
GlassBridge Enterprises, Inc.
filed 2020-04-03
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-14310

GLASSBRIDGE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 East 57th Street, Suite 1-A New York, New York (Address of principal executive offices)	10022 (Zip Code)

(212) 220-3300

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

Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $62.00 as reported on the OTCQB on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1.0 million.

The number of shares outstanding of the registrant’s common stock on March 31, 2020 was 25,170.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLASSBRIDGE ENTERPRISES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

Cautionary Statements Regarding Forward-Looking Statements

We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-K, in our other filings with the U.S. Securities and Exchange Commission (“SEC”) and in our reports to shareholders.

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning the launch of our asset management business and related investment vehicles, strategic initiatives and potential acquisitions, the results of operations of our existing business lines, the impact of legal or regulatory matters on our business, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: the negative impacts of our delisting from the New York Stock Exchange (“NYSE”), including reduced liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock; significant costs relating to pending and future litigation; our ability to attract and retain talented personnel; the structure or success of our participation in any joint investments; risks associated with any future acquisition or business opportunities; our need to consume resources in researching acquisitions, business opportunities or financings and capital market transactions; our ability to integrate additional businesses or technologies; the impact of our Reverse Stock Split (as defined herein) on the market trading liquidity of our common stock; the market price volatility of our common stock; our need to incur asset impairment charges for intangible assets and goodwill; significant changes in discount rates, rates of return on pension assets and mortality tables; our reliance on aging information systems and our ability to protect those systems against security breaches; our ability to integrate accounting systems; changes in tax guidance and related interpretations and inspections by tax authorities; our ability to raise capital from third party investors for our asset management business; our ability to comply with extensive regulations relating to the launch and operation of our asset management business; our ability to compete in the intensely competitive asset management business; the performance of any investment funds we sponsor or accounts we manage; difficult market and economic conditions, including changes in interest rates and volatile equity and credit markets; our ability to achieve steady earnings growth on a quarterly basis in our asset management business; the significant demands placed on our resources and employees, and associated increases in expenses, risks and regulatory oversight, resulting from the potential growth of our asset management business; our ability to establish a favorable reputation for our asset management business; the lack of operating history of our asset manager subsidiary and any funds that we may sponsor; our ability to realize the anticipated benefits of the third-party investment in our partially-owned data storage business; decreasing revenues and greater losses attributable to our partially-owned data storage products; our ability to quickly develop, source and deliver differentiated and innovative products; our dependence on third parties for new product introductions or technologies; our dependence on third-party contract manufacturing services and supplier-provided parts, components and sub-systems; our dependence on key customers, partners and resellers; foreign currency fluctuations and negative or uncertain global or regional economic conditions as well as various factors set forth from time to time in Item 1A of this Form 10-K and from time to time in our filings with the SEC.

PART I

Item 1. Business.

General

GlassBridge Enterprises, Inc. owns and operates an asset management business and a sports investment platform (the “Business”). The Business is operated through majority owned Adara Enterprises, Corp. f/k/a Imation Enterprises Corp. (“Adara”) and Sport-BLX, Inc. (“SportBLX”), among other subsidiaries.

As used in this document, the terms “GlassBridge”, “the Company”, “we”, “us”, and “our” mean GlassBridge Enterprises, Inc. and its subsidiaries and unless the context indicates otherwise.

Asset Management Business

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Our employees each support one or more of the subsidiaries identified below, which provide to our clients what we consider unique and cutting-edge investment strategies. Since the end of 2019, we have added or augmented a number of strategies and continue to seek and create additional ones. We may also look to acquire other asset managers to complement or supplement our business.

We have established a full support infrastructure for our asset management business, including compliance, monitoring, reporting, and operations capabilities that can support additional strategies and assets growth.

●	GlassBridge Investment Management LLC

GlassBridge Investment Management, which has applied for registration as a registered investment advisor with the SEC, manages approximately $20 million in assets.

●	Adara Asset Management LLC

Adara Asset Management (“AAM”) registered as a commodity pool operator (CPO) with the National Futures Association in February 2020.

In February 2017, we closed a Capacity and Services transaction with Clinton Group Inc. (“Clinton”), a registered investment adviser controlled by George E. Hall (“Mr. Hall”) who beneficially owns 29.1% of our outstanding shares. This allowed AAM to initially place up to $1 billion of investment capacity under Clinton’s management within Clinton’s quantitative equity strategy for a five-year term. We have the option of expanding such investment capacity to $1.5 billion and to extend the term for two subsequent one-year periods, subject to certain conditions. The Capacity and Services transaction was structured to provide for the quick and efficient scaling of our asset management business.

AAM helps operate Arrive LLC (“Arrive”), the investment arm of Roc Nation, a full-service entertainment company engaging in artist and athlete management, label publishing, touring, film/TV, and new ventures. Arrive makes venture capital investments and serves as the general partner and investment manager to a third-party fund. Leveraging Roc Nation’s cultural impact and institutional infrastructure, Arrive helps portfolio companies form an emotional connection with their consumers, in addition to deploying strategic capital alongside top-tier financial institutions in multi-stage deals. Arrive currently manages one third-party fund.

AAM is general partner and investment manager to The Sports & Entertainment Fund LP (“S&E”), which currently holds a $17.8 million investment. S&E seeks to acquire revenue share interests in athlete contracts and other sports assets.

●	GlassBridge Capital LLC

GlassBridge Capital manages traditional liquid investments for third party clients and engages in a limited amount of proprietary trading.

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

AAM’s success will depend in large part on our ability to create attractive investment products and raise capital from third party investors. If we are unable to raise capital from third party investors, we would be unable to collect management fees or deploy capital into investments and potentially collect performance fees, which would adversely affect our ability to generate revenue and cash flow from this business.

The investment advisory industry is intensely competitive. We compete with many domestic and global competitors that may provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial institutions.

Poor performance of any investment funds we sponsor or accounts we manage would adversely affect our ability to generate revenue, income and cash flow, and could adversely affect our ability to raise capital for future investment funds and accounts.

Difficult market and economic conditions, including, without limitation, changes in interest rates and volatile equity and credit markets, can adversely affect our asset management business in many ways, including by reducing the value or performance of the investments made by any investment funds we sponsor or accounts we manage and reducing our ability to raise or deploy capital, each of which could adversely affect our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

Any revenue, earnings, net income and cash flow attributable to our asset management business is likely to be highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of shares of our common stock to decline and be volatile.

Sports Investment Platform

GlassBridge acquired its sports investment platform in 2019, by purchasing a controlling interest in SportBLX, a financial technology company that enables a marketplace for sports assets, including revenue share interests in player earnings and equity interests in teams. SportBLX partners with a registered broker-dealer to effect transactions in sports assets constituting securities. SportBLX is focused initially on American professional sports like basketball, baseball and football.

SportBLX, together with broker dealers, enables enthusiasts to use their knowledge to engage passionately and invest in the athletes and sports teams they love, giving investors opportunities to participate in the value creation that success in sports brings. SportBLX also enables institutional investors to invest in securities tied to uncorrelated assets with attractive yields and the potential for equity-like returns backed by assets that participate in an industry that has thrived for decades through multiple business cycles.

Company History

GlassBridge was incorporated as Imation Corp. in Delaware in 1996, from the spin-off of substantially all of 3M Company’s data storage and imaging systems businesses. Until 2015, we primarily provided data storage and security solutions through our two legacy business segments: Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Business”).

As described in Notes to Consolidated Financial Statements – Note 5 – Discontinued Operations, in August 2018, the Company divested the Nexsan business, consisting of Nexsan Corporation, Connected Data Inc., and Transporter brand products, acquired between 2012 and 2015 (the “Nexsan Business”).

In February 2017, we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management and delisted our common stock from The New York Stock Exchange, at the beginning of August 2017, when our common stock began trading in the OTC Markets Group under the symbol “GLAE”.

On January 4, 2019, for total consideration of $1,000,000, Sport-BLX issued to the Company shares of Sport-BLX common stock, constituting 9.0% of the common stock outstanding after giving effect to the transaction. Immediately before the transaction, Mr. Hall, SportBLX’s Executive Chairman and CEO, held 65.6% of SportBLX’s outstanding shares.

On March 31, 2019, the Company sold all of its international subsidiaries (“Imation Subsidiaries”) to IMN Capital Holdings, Inc. (“IMN Capital”). Certain Company subsidiaries, including the Imation Subsidiaries, are parties to legal proceedings relating to payments that the Imation Subsidiaries made pursuant to European Union copyright levies (the “Subsidiary Litigation”). As consideration for the sale, IMN Capital paid the Company $280,000 and agreed to pay the Company 25% of all net proceeds from the Subsidiary Litigation. The Company recorded a one-time non-cash gain of approximately $10 million in connection with the sale. See Item 3 for current status of extant litigation.

On May 13, 2019, GlassBridge and the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) entered into an agreement to terminate the Imation Cash Balance Pension Plan based on the PBGC’s findings that (i) the Plan did not meet the minimum funding standard required under Section 412 of the Internal Revenue Code of 1986, as amended; (ii) the Plan would be unable to pay benefits when due; and (iii) the Plan should be terminated to protect the interests of the Plan participants. GlassBridge and all other members of Seller’s controlled group were liable to the PBGC for all obligations under ERISA in connection with the Plan’s termination. On October 1, 2019, the Company entered into a settlement agreement with the PBGC, pursuant to which GlassBridge paid $3,000,000 to PBGC in settlement of these obligations.

On August 20, 2019, the Company effected a 1:200 reverse common stock split.

On October 1, 2019, the Company sold to Orix PTP Holdings, LLC (“Orix”), for $17,562,700, 20.1% of the outstanding stock of Adara, until then a Company wholly owned subsidiary, together with two promissory notes of Adara to the Company in total principal amount of $13,000,000. Adara issued the notes in consideration for the assignment by the Company to Adara of the right to receive certain payments from IMN Capital and transfer by the Company to Adara of some of the Company’s SportBLX shares. In connection with the transaction, Adara’s Board of Directors was expanded to five directors, including one director designated by Orix. In addition, GlassBridge, Orix, and Adara entered into a Stockholders’ Agreement pursuant to which Orix may, among other things, during the three months beginning April 1, 2021, sell back its Adara stock to GlassBridge, at book value, and, during the term of the Stockholders Agreement, has the right to purchase all or a portion of GlassBridge’s Adara shares, at book value plus 20%, subject to GlassBridge’s right to respond to the notice by purchasing all of Orix’s Adara shares at that price.

On December 12, 2019, the Company purchased from Joseph A. De Perio (“Mr. De Perio”) 17,076 shares of SportBLX common stock in exchange for $606,198 in cash and a $5,455,782 principal amount promissory note bearing interest at a 5% annual rate, due December 12, 2022. On the same date, the Company purchased from George E. Hall (“Mr. Hall”), 37,924 shares of SportBLX common stock in exchange for $1,346,302 in cash and a $12,116,718 principal amount promissory note bearing 5% interest, due December 12, 2022. Interest under the notes is payable in arrears on the first day of each calendar quarter in cash, or, at the Company’s option, in shares of common stock of the Company at a price reflecting market value.

Mr. De Perio owns 2.47% of the Company’s common stock, is a member of the Board of Directors of the Company, and is SportBLX’s president. Mr. Hall beneficially owns approximately 29.1% of our outstanding shares.

On December 18, 2019, we terminated our Services Agreement and Management Services Agreement, effective March 31, 2020, with Clinton, as the Company began to provide for itself the services Clinton provided under the agreements.

At December 31, 2019, we employed 17 people.

Executive Officers

As of April 3, 2020, the company has three executive officers.

Joseph De Perio, age 41, is the Chairman of the Board of Directors. Mr. De Perio joined our Board on May 20, 2015. On March 22, 2017, the Board appointed Joseph De Perio to serve as its Chairman and as the Company’s principal executive officer, effective on the same day. Previously, Mr. De Perio served as the Board’s Non-Executive Chairman. Mr. De Perio served as a Senior Portfolio Manager of Clinton Relational Opportunity Master Fund, L.P. from October 2010 to December 2018; he also served in a similar capacity from 2006 until December 2007. From December 2007 until October 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C., a global investment management firm. Mr. De Perio was a Private Equity Associate at Trimaran Capital Partners, a private investment firm, from 2004 until 2006 and an analyst and associate in the mergers and acquisitions department at CIBC Oppenheimer, a national investment boutique, from 2000 until 2004. Mr. De Perio served on the board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio also served on the board of directors of EveryWare Global, Inc., a provider of tabletop and food preparation products for the consumer and foodservice markets, from May 2013 until April 2015 when the company filed for protection under Chapter 11 of the United States Bankruptcy Code pursuant to a pre-packaged plan of reorganization. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.

Daniel A. Strauss, age 35, is our Chief Executive Officer. Mr. Strauss served as our Chief Operating Officer from March 2017 through December 2019. Mr. Strauss was a Portfolio Manager at Clinton from 2010 until 2019. Mr. Strauss is currently the Chief Executive Office of Adara and is a member of the board of directors of Adara and SportBLX. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity through which he has developed a deep understanding of corporate finance and strategic planning activities. At Clinton, Mr. Strauss was responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss was responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co. as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC) from August 2011 until December 2015 and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School of Business at New York University.

Francis Ruchalski, CPA, age 56, is our Chief Financial Officer. Mr. Ruchalski is also currently the Chief Financial Officer of Clinton and a member of its board of directors. He has been employed by Clinton since 1997. In addition, Mr. Ruchalski is the Chief Financial Officer of SportBLX, a member of its board of directors and a member of the board of directors for Adara. Prior to joining Clinton, Mr. Ruchalski was an audit manager with Anchin, Block & Anchin, LLP, a certified public accounting firm, from 1986 to 1997. Mr. Ruchalski’s responsibilities while with Anchin, Block & Anchin LLP included client auditing and financial and taxation planning. Mr. Ruchalski holds a bachelor of science in accounting from St. John’s University.

Availability of SEC Reports

Our SEC filings are available to the public from the SEC’s internet site at www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and our proxy statements are available on the SEC’s internet site. These reports are available through the SEC’s internet site as soon as they are published by the SEC, after we electronically file the material with, or furnish it to, the SEC. You may read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The foregoing reports are available free of charge on our internet site, www.glassbridge.com, and we make electronic or paper copies available on request.

A copy of the GlassBridge code of ethics and charters for the committees of our Board may be obtained, free of charge, by sending a written request to Corporate Secretary, GlassBridge Enterprises, Inc., 411 East 57th Street, Suite 1-A, New York, New York 10022. Our code of ethics is part of our broader Business Conduct Policy, which may be obtained by written request to the Corporate Secretary, as above. If we make any amendments to our code of ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver via current report of Form 8-K and/or a separate release, as necessary. Our website address is www.glassbridge.com. No information furnished via any website is incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors

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

We are subject to various threatened legal actions in the ordinary course of our business. With respect to our Legacy Business and Nexsan Business, claims have and may continue to arise from time to time alleging that we infringe on the intellectual property rights of others. See Item 3 for descriptions of current litigations. Additionally, we are subject to allegations of patent infringement by our competitors as well as by non-practicing entities, sometimes referred to as “patent trolls,” who may seek monetary settlements from us.

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

We evaluate assets on our balance sheet, including such intangible assets and goodwill, annually in connection with our fiscal year end reporting or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. The test for impairment of goodwill requires a comparison of the carrying value of the reporting unit for which goodwill is assigned with the fair value of the reporting unit calculated based on discounted future cash flows. If the carrying value of the reporting unit is greater than the fair value a second step is performed to calculate any impairment. During the fourth quarter of 2018, the Company incurred impairment charges of $6.2 million related to intangible assets that were acquired when we closed a transaction with Clinton on February 2, 2017. As of December 31, 2019, the Company had goodwill of approximately $50.6 million as a result of the acquisition of a controlling interest in SportBLX, Inc.

Risks Related to our Asset Management Business

AAM has limited performance history, and any fund we may sponsor will be in its formation stage, without an operating history upon which prospective investors can evaluate the fund’s performance.

AAM and any fund we may sponsor have no operating history upon which prospective investors can evaluate the fund’s performance. Poor performance of any funds we may sponsor is likely to have a material adverse effect on our business, results of operations and financial condition.

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

Our Asset Management Business is subject to extensive regulation in the United States, particularly by the SEC and the Commodity Futures Trading Commission. We are or may become subject to regulation under the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Advisers Act of 1940, the Commodity Exchange Act, and various other statutes, regulations and rules. As a result of launching our Asset Management Business, we face increased costs in complying with newly applicable regulations, and we could continue to experience higher costs if new rules and regulatory actions or legislation require us to spend more time, hire additional personnel or buy new technology to comply with these rules and laws. The changes in laws or regulations could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. Our business may be materially affected not only by securities regulations, but also by regulations of general application. For example, existing and proposed tax legislation and other governmental regulations and policies, including the interest rate policies of the Federal Reserve Board or cybersecurity regulation, could increase our compliance and other costs.

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

Privacy and data security concerns, laws, or other regulations could expose us to liability or impair our operations.

Our Asset Management Business requires collection of sensitive personal information. Privacy and data security are rapidly evolving areas of concern and regulation. Changes in laws restricting or otherwise governing data and transfer thereof could be difficult to comply with, result in increased costs, or impair our operations. Security measures that we implement may fail due to third-party attack, employee error or sabotage, or other causes. Hacking techniques change frequently and therefore can be difficult to prevent. In addition, service providers could suffer security breaches or data losses that affect investors’ information. A security breach could damage our reputation, resulting in loss of investors, subject the Company to liability, or otherwise materially adversely affect the Company’s business and financial performance.

Poor performance of any investment funds we sponsor or accounts we manage would adversely affect our ability to generate revenue, income and cash flow, and could adversely affect our ability to raise capital for future investment funds and accounts.

In the event that any of our investment funds or accounts we manage were to perform poorly, our ability to generate revenue, income and cash flow, and our ability to raise capital for future investment funds and accounts, would be adversely affected. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Poor performance of our investment funds could make it more difficult for us to raise new capital. Potential investors in our funds will assess our investment funds’ performance and our ability to raise capital and avoid excessive redemption levels will depend on our investment funds’ satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee revenue. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions which would likewise decrease our revenue.

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

Challenging market and economic conditions may make it more difficult and competitive to find suitable investments for any investment funds we may sponsor or accounts we manage, or to effectively raise or deploy capital. This could adversely affect our performance and ability to raise new funds. During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), the value or performance of the investments made by any investment funds we may sponsor or accounts we manage may be reduced, which could adversely affect our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

Difficult economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.

A financial downturn could adversely affect our operating results in a number of ways, and if the economy was to enter a recessionary or inflationary period, it may cause our revenue and results of operations to decline by causing:

●	our AUM to decrease, lowering management fees and other income from our funds;

●	adverse conditions for the portfolio companies of our funds (e.g., decreased revenues, liquidity pressures increased difficulty in obtaining access to financing and complying with the terms of existing financings, as well as increased financing costs);

●	lower investment returns, reducing performance fees; and

●	material reductions in the value of our fund investments, affecting our ability to realize performance fees from these investments.

Lower investment returns and such material reductions in value may result because, among other reasons, during periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which our funds invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, during periods of adverse economic conditions, our funds and their portfolio companies may have difficulty accessing financial markets, which could make it more difficult or impossible to obtain funding for additional investments and harm our AUM and operating results.

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

If we are unable to establish a favorable reputation our ability to grow our asset management business could be limited, and any damage to our reputation could harm our asset management business.

Our success depends, in part, on establishing and maintaining a strong reputation in the investment community, Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors, including but not limited to, litigation, regulatory inquiries or investigations, conflicts of interest, employee misconduct or rumors. Any damage to our reputation could result in redemptions by investors in any funds we may sponsor or accounts we may manage and impede our ability to attract new investors or negatively impact our relationships with third party intermediaries, all of which could result in a material adverse effect to our business, results of operations and financial condition.

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

Risks Related to our Sports Investment Platform

Our sports investment platform operates in a new area of finance.

Our sports investment platform operates in a new area of finance. Whereas syndicated investing in sports teams is common, securitizing earnings of sports players is not yet an established practice. The Company will have to structure transactions that are attractive to investors, with little experience of its own or elsewhere as guidance. In addition, SportBLX will be required to effectively market the securities to investors to be successful and may be required to rely on third-party registered broker-dealers in this effort. To date, SportBLX has completed only one securitization and there can be no assurance of further transactions. Potential investors may be unwilling to invest in a relatively untried form of transaction or demand higher returns to offset greater risk.

Our sports investment platform is a relatively new business.

We acquired a controlling interest in SportBLX only at the end of 2019, and SportBLX has been in business only since late 2018. Since its formation, SportBLX has completed only one financing transaction as of the filing of this annual report. Accordingly, potential investors in SportBLX-sponsored transactions have little basis on which to evaluate the quality of SportBLX offerings, and investors in the Company will have little basis on which to gauge SportBLX’s contributions to the Company’s results of operations.

SportBLX may not be able to identify investment opportunities that are sufficiently attractive that potential investors would want to invest in them.

Our sports investment platform will fail as a business, unless we develop a reputation for offering successful investments to investors. Our ability to do so will depend greatly upon our ability in selecting attractive assets for investors. We cannot assure you that we will be fully successful in these endeavors.

Our business is sports-centric, and our success is tied to sports generally and, in particular, to changes in popularity of the sports on which we choose to focus.

We are largely dependent on the continued popularity of sports, generally, and, in particular, the popularity of the sports upon which we have chosen to focus including basketball, baseball and football. Changes in popularity of these sports globally or in particular, the United States, could be influenced by competition from other sports or alternative forms of entertainment. A change in sports fans’ tastes, a change in perceptions relating to particular sports (for example, if a particular aspect of such sports become unpopular due to safety or other considerations), or a popularity shift towards sports events that are currently under-represented or not present in our portfolio, could result in reduced investment in our offerings and reduced revenue to the Company.

Sports related risks may negatively affect our business.

SportBLX endeavors to structure its securities in athlete-based earnings streams such that investors have downside protection in their investment. However, we cannot assure that we will be fully successful in the structuring endeavors. Securities based on sports have inherent risks such as injury and poor performance, among others.

The offer and sale of securities is highly regulated, and consequences of noncompliance can be severe.

The offer, issuance, and sale, of securities are highly regulated by federal and state laws. To avoid registration and qualification of securities that we offer, we rely on exemptions from these laws that, among other things, require us to have a reasonable basis to believe that each person seeking to invest in securities that we offer is legally permitted to invest.

We may be required to make our offerings through a registered broker dealer licensed to sell securities in the states in which investors reside. We have engaged North Capital Private Securities Corporation (“NCPSC”), which is licensed to sell unregistered securities in 53 U.S. states and territories to act in this capacity as well as to vet investors on our behalf. SportBLX may be unable to operate its platform if NCPSC discontinues the engagement, or if we discontinue the engagement due to dissatisfaction with NCPSC’s performance, and we are unable to find a suitable replacement. We cannot continue the engagement if we do not reasonably believe that NCPSC’s determination of investors’ qualification is reliable.

Failure by SportBLX to comply with securities laws could make the Company liable for severe penalties and rescission of securities sales, as well as injunctions against SportBLX to cease operations. In addition, if SportBLX’s operations were considered broker-dealer activity, SportBLX would have to cease operations until licensed as a broker-dealer, a substantial undertaking, and the Company would realize material adverse effects on results of operations and financial condition.

Privacy and data security concerns, laws, or other regulations could expose us to liability or impair our operations.

SportBLX’s operations require it to collect sensitive personal information. Privacy and data security are rapidly evolving areas of concern and regulation. Changes in laws restricting or otherwise governing data and transfer thereof could be difficult to comply with, result in increased costs, or impair our operations. Security measures that we implement may fail due to third-party attack, employee error or sabotage, or other causes. Hacking techniques change frequently and therefore can be difficult to prevent. In addition, service providers could suffer security breaches or data losses that affect investors’ information. A security breach could damage our reputation, resulting in loss of investors, subject the Company to liability, or otherwise materially, adversely affect the Company’s business and financial performance.

If we do not adapt to technological changes, the SportBLX platform may become less attractive to sports investors, which could have a material and adverse impact on the SportBLX business.

The internet industry is characterized by constant changes, including rapid technological evolution, continual shifts in customer demands, frequent introductions of new products, and services and constant emergence of new industry standards and practices. Thus, our success will depend, in part, on our ability to respond to these changes timely and cost-effectively; failure to do so may cause use of the SportBLX platform to decline and our business to be materially and adversely affected.

Any failure or interruptions in the internet infrastructure, bandwidth providers, data center providers, other third parties or our own systems could adversely affect the SportBLX platform.

Our platform depends on maintenance of the internet and other telecommunications services by third parties, including the Foundation. Such services include maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telecommunications systems that connect our operations. While the SportBLX platform is designed to operate without interruption, we may experience interruptions and delays in services and availability from time to time. We rely on systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our solutions. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with SportBLX platform users.

We face risks relating to third parties’ billing and payment systems or from other service provider failures.

The billing and payment systems of third parties, such as online third-party payment processors, help us to maintain accurate records of payments of sales proceeds by paying users and collecting such payments. Our business and results of operations could be adversely affected if these third parties fail to accurately account for or calculate the revenues generated from of our services. Moreover, if there are security breaches or failure or errors in the payment process of these third parties, user experience may be affected and our business results may be negatively impacted.

We also do not have control over the security measures of our third-party payment service providers, and security breaches of the online payment systems that we use could expose us to litigation and possible liability for failing to secure confidential customer information and could, among other things, damage our reputation and the perceived security of all of the online payment systems we use. In addition, there may be billing software errors that would damage customer confidence in these payment systems. If any of the above were to occur, we may lose users, which may have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our worldwide headquarters is in New York City. Our headquarters facility is in good operating condition suitable for the respective use and is adequate for our current needs.

Facility; how held	Function	Segment(s) Using Space

New York, New York; leased	Corporate Headquarters, Administrative	Corporate, Asset Management

Item 3. Legal Proceedings.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2020, there were 25,170 shares of our common stock, $0.01 par value, outstanding and held by 45 shareholders of record. Our common stock is traded on the OTCQB under the symbol “GLAE”. Over-the counter quotations reported by the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

No dividends were declared or paid during 2020 or 2019. Any future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board. On August 22, 2019, we effected a 1:200 reverse split of our common stock, without any change in the par value per share and decreased the number of authorized shares of our common stock from 10,000,000 to 50,000.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company owns and operates an asset management business and a sports investment platform through AAM and SportBLX (“Asset Management Business”), which are respectively wholly owned and majority owned by Adara. GlassBridge Asset Management, LLC changed its name to Adara Asset Management LLC (“AAM”) in 2020.

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

The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our subsidiaries. See, Notes to Consolidated Financial Statements—Note 2 - Summary of Significant Accounting Policies , for further information regarding consolidation. References to “GlassBridge,” the “Company,” “we,” “us” and “our” are to GlassBridge Enterprises Inc., and its subsidiaries and consolidated entities unless the context indicates otherwise. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Introduction

GlassBridge has, during recent periods, undergone significant changes. Until 2015, we primarily provided data storage and security solutions through our two legacy business segments.

On August 16, 2018, the Company sold its Nexsan business, acquired between 2012 and 2015, as set forth in Notes to Consolidated Financial Statements-- Note 1 – Background and Basis of Presentation.

As described in Notes to Consolidated Financial Statements—Notes 1–15, in a series of transactions during 2019, the Company sold its international subsidiaries, acquired a controlling interest in SportBLX, and sold to Orix, for $17,562,700, a 20.1% interest in Adara, which owns all of AAM and part of our SportBLX holdings, and two notes from Adara to the Company in total principal amount of $13,000,000.

As a result of these transactions, the Company now operates in two segments, an Asset Management Business, through AAM, and a sports investment platform, through SportBLX—both owned by Adara.

Executive Summary

Consolidated Results of Continuing Operations for the Year Ended December 31, 2019

●	Revenue of $0.1 million in 2019 was up $0.1 million compared with revenue of $0.0 million in 2018.

●	Selling, general and administrative expense was $3.4 million in 2019, down $3.0 million compared with $6.4 million in 2018. The decrease from prior year is primarily due to corporate cost reductions.

●	Restructuring and other expense was $0.1 million in 2019 compared to $(4.8) million in 2018.

●	Operating loss from continuing operations was $3.4 million in 2019 compared to $8.3 million in 2018.

●	Other income was $14.8 million in 2019, compared with $0.5 million expense in 2018.

●	The income tax benefit was $0.0 million in 2019 as compared to $0.1 million in 2018.

●	Basic and diluted income per share from continuing operations was $330.15 for 2019 compared with a loss per share of $341.18 for 2018.

Consolidated Cash Flow/Financial Condition for the Year Ended December 31, 2019

●	Cash and cash equivalents totaled $5.5 million as of December 31, 2019, compared with $4.9 million cash and cash equivalents at December 31, 2018.

●	Cash used in operating activities was $11.3 million in 2019 compared with cash used in operating activities of $10.5 million in 2018. Cash used in operating activities in 2019 was primarily related to corporate expenditures, legal settlements and related costs. Cash used in operating activities in 2018 was primarily related to operating loss and working capital changes.

●	Cash used in investing activities was $3.3 million in 2019 compared with cash provided by investing activities of $5.1 million in 2018. Cash used in investing activities in 2019 was primarily related to the purchase of SportBLX. Cash provided by investing activities in 2018 was primarily related to proceeds from the sale of the Nexsan business.

●	Cash provided by financing activities was $14.8 million in 2019 from proceeds of the sale of an equity interest in Adara Enterprises Corp and proceeds from the Orix notes payable, compared with $0.0 million in 2018.

See Analysis of Cash Flows section below for further information.

Results of Operations

Net Revenue

	Years Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(In millions)
Net revenue	$0.1	$—	NM

“NM” - Indicates the Percent Change is not meaningful

Revenue of $0.1 million in 2019 was up $0.1 million, compared with revenue of $0.0 million in 2018.

Selling, General and Administrative (SG&A)

	Years Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(In millions)
Selling, general and administrative	$3.4	$6.4	(59.0)%
As a percent of revenue	3400.0%	NM

SG&A expense decreased in 2019 compared with 2018 by $3.0 million (or 59.0%) due to corporate cost reductions. The cost reductions primarily relate to headcount reductions and legal costs.

Restructuring and Other

The components of our restructuring and other expense included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2019	2018
	(In millions)
Restructuring
Severance and related	$0.1	$0.2
Total restructuring	$0.1	$0.2
Other
German levy settlement	—	(5.0)
Total other	$—	$(5.0)
Total	$0.1	$(4.8)

Restructuring

Total restructuring expense of $0.1 million, recorded for the year ended December 31, 2019, and $0.2 million, for the year ended December 31, 2018, related to severance payments. See Note 8- Restructuring and Other Expense in our Notes to Consolidated Financial Statements for information on Other expense.

Other

In the fourth quarter of 2018, our former subsidiary Imation Europe B.V. (“IEBV”) and its German subsidiary finalized a settlement agreement with the German collecting society that resulted in mutual releases and a one-time payment by IEBV of 150,000 Euros. As a result, the Company recorded a benefit in other of $5 million in continuing operations for the year ending December 31, 2018.

Operating Loss From Continuing Operations

	Years Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(In millions)
Operating loss	$(3.4)	$(8.3)	(59.0)%
As a percent of revenue	(3,400.0)%	NM

Operating loss from continuing operations of $3.4 million decreased in 2019 by $4.9 million, compared with an operating loss of $8.3 million in 2018.

Other Income and (Expense)

	Years Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(In millions)
Interest expense	(0.3)	(0.1)	200.0%
Net income (loss) from AAM fund activities	—	(0.9)	(100.0)%
Other income (expense), net	15.1	0.5	2,920.0%
Total other income (expense)	$14.8	$(0.5)	(3,060.0)%
As a percent of revenue	NM	NM

NM - Not meaningful

Total other income was $14.8 million in 2019, compared to other expense of $0.5 million in 2018. Other income in 2019 primarily related to a $12 million unrealized gain in the Arrive investment, net of a $1.2 million distribution, and a $3.0 million unrealized gain in SportBLX. Other expense in 2018 primarily related to losses on AAM fund activities.

See Asset Management Business discussion within the Segment Results section for additional information on net income from AAM fund activities.

Income Tax Benefit (Provision)

	Years Ended December 31,
	2019	2018
	(In millions)
Income tax benefit (provision)	$—	$0.1
Effective tax rate	NM	NM

NM - Not meaningful

The income tax provision was $0.0 million in 2019, as compared to a $0.1 million benefit in 2018. The 2018 benefit was attributable to a minimum tax credit refund. Because we maintain a valuation allowance related to our U.S. deferred tax assets the tax provision generally represents discrete tax events that may occur from time to time. The effective tax rate for 2019 was not meaningful.

As of December 31, 2019, and 2018, we had valuation allowances of $236.4 million and $230.6 million, respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain operating loss carryforwards, deferred tax deductions, capital loss carryforwards and tax credit carryforwards.

Income from discontinued operations

	For the Years Ended December 31,
	2019	2018
	(In millions)
Net revenue	$—	$24.8
Cost of goods sold	—	13.7
Gross profit	—	11.1
Selling, general and administrative	—	8.1
Research and development	—	2.4
Restructuring and other	—	(3.8)
Other income (expense)	1.3	(1.7)
Income from discontinued operations, before income taxes	1.3	6.1
Gain on sale of discontinued businesses, before income taxes	9.4	6.4
Income tax benefit	1.0	0.3
Income from discontinued businesses, net of income taxes	$11.7	$12.8

Discontinued operations represent the results of operations from our legacy businesses and Nexsan business. For the year ended December 31, 2019, income from discontinued operations primarily relates to the sale of the foreign subsidiaries. For the year ended December 31, 2018, income from discontinued operations primarily relates to income on the sale of the Nexsan business and lower operating expenses.

See Note 5 - Discontinued Operations in our Notes to Consolidated Financial Statements for more information.

Segment Results

With the wind down of our legacy businesses substantially completed by the first quarter of 2016 and the sale of the Nexsan business in the third quarter of 2018 and following the launch of AAM, the asset management business and the sports investment platform, SportBlx, are our two reportable segments as of December 31, 2019. Results from the legacy businesses and Nexsan business were reported within discontinued operations.

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

Information related to our segments is as follows:

Asset Management Business

	Years Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(In millions)
Net revenue	$0.1	$—	NM
Operating income (loss)	$0.1	$(4.5)	(102.2)%

As a percent of revenue	100%	NM

NM - Not meaningful

Revenue from our asset management business primarily consists of management and performance fees paid by the funds under our management.

Sports Investment Platform

	Years Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(In millions)
Net revenue	$—	$—	NM
Operating loss	$(0.2)	$—	NM

As a percent of revenue	NM	NM

NM - Not meaningful

Corporate and Unallocated

	Years Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(In millions)
Corporate and unallocated operating loss	$(3.3)	$(3.3)	0.0%
Intangible impairment	—	(6.2)	(100.0)%
Restructuring and other	(0.1)	4.8	(102.1)%
Total	(3.4)	(4.7)	(27.7)%

The corporate and unallocated operating loss was flat from 2018 to 2019. Restructuring and other increased in 2019 compared with 2018 by $4.9 million primarily due to the German levy settlement.

Financial Position

Our cash and cash equivalents balance, as of December 31, 2019, was $5.5 million, compared to cash of $4.9 million, as of December 31, 2018. See the Analysis of Cash Flows section below for more information.

Our accounts payable balance, as of December 31, 2019, was $2.0 million, an increase of $1.6 million from $0.4 million, as of December 31, 2018.

Our other current liabilities balance, as of December 31, 2019, was $1.5 million, compared to $3.3 million, as of December 31, 2018.

Liquidity and Capital Resources

Our primary sources of liquidity include our cash and cash equivalents. Our primary operating liquidity needs relate to our working capital and funding our operations.

We had $5.5 million cash on hand as of December 31, 2019.

Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $3.2 million and any cash shortfall associated with our businesses.

We expect that our cash will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Restricted cash is related to contractual obligations or restricted by management and is included in non-current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. The restricted cash balance in non-current assets of discontinued operations as of December 31, 2019 was $0.0 million and as of December 31, 2018 was $0.4 million which related to cash set aside as indemnification for certain customers.

Analysis of Cash Flows

Cash Flows Used in Operating Activities:

	Years Ended December 31,
	2019	2018
	(In millions)
Net income	$23.1	$4.1
Adjustments to reconcile net income to net cash used in operating activities	(25.2)	0.2
Changes in operating assets and liabilities	(9.2)	(14.8)
Net cash used in operating activities	$(11.3)	$(10.5)

Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities for 2019 was primarily driven by corporate expenditures, legal settlements and related costs. Cash used in operating activities for 2018 was primarily driven by changes in operating assets and liabilities.

Cash Flows Provided by (Used in) Investing Activities:

	Years Ended December 31,
	2019	2018
	(In millions)
Capital expenditures	$—	$(0.2)
Purchase of SportBLX	(3.7)	—
Purchases of investments	(1.3)	—
Proceeds from fund distribution	1.3	—
Disbursement related to disposal group	(0.8)	—
Proceeds from sale of assets and businesses	1.2	5.3
Net cash provided by (used in) investing activities	$(3.3)	$5.1

Cash used in investing activities in 2019 was primarily related to the purchase of SportBLX. Cash provided by investing activities in 2018 was primarily related to the proceeds on the sale of the Nexsan business.

Cash Flows Provided by (Used in) Financing Activities:

	Years Ended December 31,
	2019	2018
	(In millions)
Proceeds from sale of equity interest in Adara Enterprises Corp	4.6	—
Proceeds from Orix notes payable	10.2	—
Net cash provided by financing activities	$14.8	$—

Cash provided by financing activities in 2019 primarily relates to the sale of an equity interest in Adara Enterprises Corp and proceeds for the Orix notes payable. See Note 12 – Shareholders’ Equity for more information.

No dividends were declared or paid during 2019 or 2018. Any future dividends are at the discretion of and subject to the approval of our Board.

Related Party Transactions

See Note 15 - Related Party Transactions in our Notes to Consolidated Financial Statements for information on related party transactions between the Company and GlassBridge’s Board of Directors and Executive Officers.

Off-Balance Sheet Arrangements

Other than the operating lease commitments discussed in Note 14 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities.

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

We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Uncertain Tax Positions. Our income tax returns are subject to review by various taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the financial statements is that the position must more-likely-than-not be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized. At December 31, 2019, our accrual related to uncertain tax positions and unrecognized tax benefits was reduced to $0.0 million, due to selling foreign subsidiaries to which the amounts related.

Our U.S. federal income tax returns for 2016 through 2019 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2013.

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

Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU’s October 2010 ruling and subsequent litigation and law-making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies, and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions, except France due to certain court rulings. See Note 14 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements for discussion of these court rulings. As of December 31, 2019, and 2018, we had accrued liabilities of $0.0 million and $0.3 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. In addition, various decisions and enactments have established that the levy rates in various countries improperly excluded from their calculations and assessments the private copying performed using computers and smartphones. This in turn meant that, to the extent levy rates were determined to be retroactively excessive, the Company would be entitled to a rebate on that basis as well.

Since the October 2010 CJEU ruling, for as long as sales were made in these countries, we evaluated, quarterly, on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law-making activities within each jurisdiction as well as throughout the EU.

In connection with the sale of our overseas subsidiaries, in 2019, the Company is no longer liable for adverse outcomes and may receive contingent payouts should our former subsidiary Imation Europe B.V. (“IEBV”) prevail in litigation.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of GlassBridge Enterprises, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GlassBridge Enterprises, Inc. and Subsidiaries (the “Company”) at December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 3, 2020

We have served as the Company’s auditor since 2018.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
	(In millions, except per share amounts)
Net revenue	$0.1	$—
Operating expenses:
Selling, general and administrative	3.4	6.4
AAM fund expenses	—	0.5
Impairment charges:
Intangible assets	—	6.2
Restructuring and other	0.1	(4.8)
Total operating expenses	3.5	8.3
Operating loss from continuing operations	(3.4)	(8.3)
Other income (expense):
Interest expense	(0.3)	(0.1)
Net income (loss) from AAM fund activities	—	(0.9)
Unrealized gain on Arrive investment	12.1	—
Unrealized gain on SportBLX	3.0	—
Other income (expense), net	—	0.5
Total other income (expense)	14.8	(0.5)
Income (loss) from continuing operations before income taxes	11.4	(8.8)
Income tax benefit	—	0.1
Income (loss) from continuing operations	11.4	(8.7)
Discontinued operations:
Income from discontinued operations, net of income taxes	1.3	6.4
Gain on sale of discontinued businesses, net of income taxes	10.4	6.4
Income from discontinued operations, net of income taxes	11.7	12.8
Net Income	$23.1	$4.1
Less: Net income attributable to noncontrolling interest	2.9	—
Net Income attributable to GlassBridge Enterprises, Inc.	$20.2	$4.1

Earnings (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$330.15	$(341.18)
Discontinued operations	461.45	482.35
Net Earnings	$791.60	$141.17
Weighted average common shares outstanding:
Basic and diluted (in thousands)	25.5	25.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBIRDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018
	(In millions)
Net income	$23.1	$4.1

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	—	(2.9)
Reclassification of adjustments for defined benefit plans recorded in net loss	0.1	0.4
Total net pension adjustments	0.1	(2.5)

Net foreign currency translation:
Unrealized foreign currency translation income	—	0.7
Total net foreign currency translation	—	0.7

Total other comprehensive income (loss), net of tax	0.1	(1.8)

Comprehensive income	$23.2	$2.3
Less: Comprehensive income attributable to noncontrolling interest	2.9	—
Comprehensive income attributable to GlassBridge Enterprises, Inc.	$20.3	$2.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In millions, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5.5	$4.9
Short term investments	0.2	—
Accounts receivable, net	0.1	—
Prepaid operating expenses	1.7	0.1
Other current assets	1.1	1.1
Current assets of discontinued operations	—	2.4
Total current assets	8.6	8.5
Goodwill (provisional)	50.6	—
Arrive long term investment	14.8	4.0
Other assets and other investments	2.4	2.1
Non-current assets of discontinued operations	—	0.4
Total assets	$76.4	$15.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2.0	$0.4
Other current liabilities	1.5	3.5
Current liabilities of discontinued operations	—	4.6
Total current liabilities	3.5	8.5
Pension liability	13.5	23.0
Stock purchase agreement notes payable (See Note 15 – Related Party Transactions)	17.6	—
Orix notes payable (See Note 12 – Shareholders’ Equity)	10.3	—
Other liabilities	0.2	0.7
Other liabilities of discontinued operations	—	2.2
Total liabilities	45.1	34.4
See Note 14 – Litigation, Commitments and Contingencies
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 0.2 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares	—	—
2019 – shares issued: 28,097, outstanding: 25,170
2018 – shares issued: 28,097, outstanding: 25,695
Additional paid-in capital	1,053.9	1,048.9
Accumulated deficit	(1,002.7)	(1,022.9)
Accumulated other comprehensive loss	(20.6)	(20.7)
Treasury stock, at cost 2,927 shares at December 31,2019; 2,402 shares at December 31, 2018	(24.9)	(24.7)
Total GlassBridge Enterprises, Inc. shareholders’ equity (deficit)	5.7	(19.4)
Noncontrolling interest	25.6	—
Total shareholders’ equity (deficit)	$31.3	$(19.4)
Total liabilities and shareholders’ equity	$76.4	$15.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	(Deficit)
	(In millions, except per share amounts)
Balance as of December 31, 2017	28,097	$—	$1,050.8	$(1,027.5)	$(18.9)	2,820	$(26.6)	$(4.7)	$(26.9)
Net income				4.1				4.7	8.8
Purchase of treasury stock						69	0.0		0.0
Restricted stock grants and other			(1.9)			(487)	1.9		—
Net change in cumulative translation adjustment					0.7				0.7
Pension adjustments, net of tax					(2.5)				(2.5)
ASC 606 adjustment				0.3					0.3
Reclassification adjustment				0.2					0.2
Balance as of December 31, 2018	28,097	$—	$1,048.9	$(1,022.9)	$(20.7)	2,402	$(24.7)	$—	$(19.4)
Net income				20.2				2.9	23.1
Purchase of treasury stock						450	—		—
Restricted stock grants and other			0.2			75	(0.2)		—
Pension adjustments, net of tax					0.1				0.1
Recognition of noncontrolling interest			4.7					22.7	27.5
Balance as of December 31, 2019	28,097	$—	$1,053.9	$(1,002.7)	$(20.6)	2,927	$(24.9)	$25.6	$31.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
	(In millions)
Cash Flows from Operating Activities:
Net income	$23.1	$4.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	0.1	2.2
Stock-based compensation	0.2	(0.3)
Unrealized gain on Arrive investment	(12.1)	—
Unrealized gain on SportBLX investment	(3.0)	—
Intangible assets impairment	—	6.3
Pension settlement and curtailments	—	(2.5)
Gain on sale of assets and businesses	(10.4)	(6.4)
Short term investment	—	0.7
Other, net	—	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	(0.1)	0.3
Inventories	—	0.8
Prepaid expenses	(1.6)	—
Other assets	0.8	(2.3)
Accounts payable	(5.6)	(0.7)
Other current liabilities	(2.7)	—
Other liabilities	—	(12.9)
Net cash used in operating activities	(11.3)	(10.5)
Cash Flows from Investing Activities:
Capital expenditures	—	(0.2)
Purchase of SportBLX	(3.7)	—
Purchase of investments	(1.3)	—
Proceeds from fund distribution	1.3	—
Disbursement related to disposal group	(0.8)	—
Proceeds from sale of assets and businesses	1.2	5.3
Net cash provided by (used in) investing activities	(3.3)	5.1
Cash Flows from Financing Activities:
Proceeds from sale of equity interest in Adara Enterprises Corp	4.6	—
Proceeds from Orix notes payable	10.2	—
Net cash provided by financing activities	14.8	—
Net change in cash and cash equivalents	0.2	(5.4)
Cash and cash equivalents — beginning of year	5.3	10.7
Cash and cash equivalents — end of year	$5.5	$5.3

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$(1.1)	$0.6

Non-cash investing and financing activities during the period:
Notes payable issued for purchase of SportBLX	17.6	—
Recognition of non-controlling interest – SportBLX	23.7	—
Recognition of non-controlling interest – Adara Enterprises Corp	1.0	—
Total non-cash investing and financing activities during the period	42.3	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets
Current assets:
Cash and cash equivalents	$5.5	$4.9
Non-current assets:
Restricted cash included in non-current assets of discontinued operations	$—	$0.4
Total cash, cash equivalents and restricted cash	$5.5	$5.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation

Background

GlassBridge Enterprises, Inc. owns and operates an asset management business and a sports investment platform through majority owned Adara Enterprises, Corp. f/k/a Imation Enterprises Corp. (“Adara”) and Sport-BLX, Inc. (“SportBLX”). Adara owns all of our asset management business, operated by Adara Asset Management, LLC and part of our SportBLX holdings. GlassBridge Asset Management LLC changed its name to Adara Asset Management LLC (“AAM”) in 2020.

As used in this document, the terms “GlassBridge”, “the Company”, “we”, “us”, and “our” mean GlassBridge Enterprises, Inc. and its subsidiaries unless the context indicates otherwise.

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

The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”) and the Nexsan Business (which includes the “Nexsan Group” as defined below), are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our “Asset Management Business,” which consists of our investment advisory business conducted through AAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses or the Nexsan Business. Assets and liabilities directly associated with our Legacy Businesses and Nexsan Business and that are not part of our ongoing operations have been separately presented on the face of our Consolidated Balance Sheets for all periods presented. See Note 5 - Discontinued Operations for further information.

On August 16, 2018, the Company consummated the NXSN Transaction, wherein the Company, through a series of transactions, sold its partially-owned subsidiary, the Nexsan Business, to StorCentric, Inc., a Delaware company affiliated with Drobo, Inc. See Note 5 - Discontinued Operations for further information.

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

On August 20, 2019, the Company effected a reverse split of our common stock, par value $0.01 per share at a ratio of 1:200 (the “Reverse Stock Split”). On August 21, 2019 (the “Effective Date”), our common stock began trading on the Reverse Stock Split-adjusted basis on the OTCQB at the opening of trading. In connection with the Reverse Stock Split, our common stock began trading with a new CUSIP number at such time. There was no change to the Company’s stock symbol. All prior periods have been retroactively adjusted to give effect to the reverse stock split. See Note 12 - Shareholders’ Equity for further information.

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

Restricted Cash. Cash related to contractual obligations or restricted by management for specific use is classified as restricted and is included in non-current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. As of December 31, 2019, and December 31, 2018, we had $0.0 million and $0.4 million, respectively, in non-current assets of discontinued operations which relates to cash set aside as indemnification for certain customers.

Investments. Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. The Company’s short-term investment balances as of December 31, 2019 and 2018 included trading securities, which are measured at fair value. The corresponding income or loss associated with these trading securities is reported in our Consolidated Statements of Operations as a component of “Other income (expense), net”. Trading securities are bought and held principally for the purpose of selling them in the near term therefore are only held for a short period of time.

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price in an orderly transaction between market participants on the measurement date. A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date. Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. A financial instrument’s level within the hierarchy is based on the highest level of any input that is significant to the fair value measurement. The Company measures certain assets and liabilities including cash and cash equivalents, and investments in trading securities at their estimated fair value on a recurring basis. The Company’s non-financial assets such as goodwill and intangible assets are recorded at fair value on a nonrecurring basis.

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

Impairment of Long-Lived Assets. We periodically review the carrying value of our property and equipment and our intangible assets, including goodwill, to test whether current events or circumstances indicate that such carrying value may not be recoverable. For the testing of long-lived assets that are “held for use,” if the tests indicate that the carrying value of the asset group that contains the long-lived asset being evaluated is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset group exceeds its estimated fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Management judgment is necessary to estimate the fair value of assets and, accordingly, actual results could vary significantly from such estimates.

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

Revenue Recognition. The Company recognizes revenue in light of the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized when control of goods has transferred to customers. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods/services have been delivered as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. Revenue is recognized at the transaction price which the Company expects to be entitled. The majority of the Company’s customer arrangements contain a single performance obligation for services as the promise for services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company may also enter into customer arrangements that involve intellectual property out-licensing, multiple performance obligations, services and non-standard terms and conditions.

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

Our income tax returns are subject to review by various taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the financial statements is that the position must be more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the valuation model are supported primarily by historical indicators and current market conditions. Expected volatilities are based on historical volatility of our stock and are calculated using the historical weekly close rate for a period of time equal to the expected term. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data and management judgment to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. It is calculated on an aggregated basis and estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients’ behavior. In determining the expected term, we consider the vesting period of the awards, the contractual term of the awards, historical average holding periods, stock price history, impacts from recent restructuring initiatives and the relative weight for each of these factors. The dividend yield, if applicable, is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics. See Note 9 - Stock-Based Compensation for further information regarding stock-based compensation.

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

Adoption of New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted this ASU in the first quarter of 2019 and there was no material impact to its consolidated results of operations and financial condition.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), enacted on December 22, 2017. ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate. The amendments of this ASU allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%. The amendments of this ASU may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized. The Company adopted this ASU in the first quarter of 2019 and there was no material impact to its consolidated results of operations and financial condition.

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

Note 3 — Income (Loss) per Common Share

The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Years Ended December 31,
	2019	2018
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$11.4	$(8.7)
Income from discontinued operations, net of income taxes	11.7	12.8
Net income	$23.1	$4.1
Denominator:
Weighted average number of diluted shares outstanding during the period - basic and diluted (in thousands)	25.5	25.5

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$330.15	$(341.18)
Discontinued operations	461.45	482.35
Net income	$791.60	$141.17
Anti-dilutive shares excluded from calculation	—	—

Note 4 – Business Combination

During the first ten months of 2019, the Company entered into three Common Stock Purchase Agreements (the “SportBLX Purchase Agreement”) with SportBLX, Inc., a Delaware corporation (“SportBLX”), purchasing a total of 13,519 shares of SportBLX common stock for total consideration of $1,788,379.

On December 12, 2019, the Company acquired a controlling interest of 50.7% in SportBLX by purchasing an additional 55,000 shares for total consideration of $19.5 million, in two separate stock purchase agreements. The Company entered into a Common Stock Purchase Agreement with Joseph A. De Perio (the “De Perio Agreement”) pursuant to which the Company purchased 17,076 shares of SportBLX common stock in exchange for consideration of $6,061,980. On the same date, the Company entered into a Common Stock Purchase Agreement with George E. Hall (the “Hall Agreement” and, together with the De Perio Agreement, the “Stock Purchase Agreements”) pursuant to which the Company purchased 37,924 shares of SportBLX common stock for consideration of $13,463,020. Joseph De Perio is a member of the Board of Directors of the Company, owns 2.47% of the Company’s outstanding common stock and is SportBLX’s president. George E. Hall is the beneficial holder of approximately 29.1% of the Company’s outstanding common stock and is the Executive Chairman and CEO of SportBLX.

The aggregate consideration paid by the Company in the business combination is $21,313,378.72.

Date	Description	Shares Acquired	Per Share Price	Consideration
January 4, 2019	SportBLX Purchase Agreement	10,526	$95.0029	$1,000,000
September 16, 2019	SportBLX Purchase Agreement	679	263.4074	178,854
October 18, 2019	SportBLX Purchase Agreement	2,314	263.4074	609,525
		13,519		1,788,379

December 12, 2019	De Perio Agreement	17,076	355.0000	6,061,980
December 12, 2019	Hall Agreement	37,924	355.0000	13,463,020
		55,000		19,525,000
Total shares and consideration		68,519		$21,313,379

The following table presents the provisional fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$3,365
Sundry receivable	14,772
Investment – Race Horses	220,000
Investment – BLX Trading Corp	4,600
TANGIBLE ASSETS ACQUIRED	242,737

Accounts payable	$712,160
Accrued expenses	50,000
Accrued interest payable	27,796
Note payable	2,000,000
TANGIBLE LIABILITIES ASSUMED	2,789,956
NET TANGIBLE LIABILITIES ASSUMED	(2,547,219)

Goodwill	50,552,094
INTANGIBLE ASSETS ACQUIRED	50,552,094

Consideration	21,313,379
Unrealized gain	3,010,866
Total GlassBridge Enterprises, Inc. interest	24,324,245
Noncontrolling interests	23,680,630
$48,004,875

The following table provides unaudited pro forma information for the periods presented as if the SportBLX acquisition had occurred January 1, 2018:

	Year Ended December 31
	2019	2018
	(in millions)
Revenues	$(0.1)	$—
Loss from continuing operations	$(10.6)	$(8.3)

As a result of the acquisition, the Company, will seek revenues by creating an online marketplace for sports assets, including revenue share interests in player and racehorse earnings and equity interests in teams. SportBLX partners with a registered broker-dealer to effect transactions in sports assets constituting securities. SportBLX enables enthusiasts to use their knowledge to engage passionately and invest in the athletes and sports teams they love, giving investors opportunities to participate in the value creation that success in sports brings.

SportBLX is offering a new asset class and is the first company to bring it to the market. Sports is a multi-billion dollar industry with economic and non-economic factors that make it very unique. The leadership at SportBLX brings over thirty years of experience in the financial industry with experience in securitizing, structuring and trading. This unique combination accounts for the goodwill of $50,552,094 arising from the acquisition.

None of the goodwill recognized is expected to be deductible for income tax purposes. The fair value allocation has not yet been completed and all amounts are provisional.

Note 5 — Discontinued Operations

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

The SPA also provided for the placement in an Escrow Account $650,000 of the Consideration (the “Escrowed Funds”) to be held as a possible source of indemnification by NXSN and the Company for any indemnifiable costs or liabilities arising within 18 months of the NXSN Transaction. Escrowed funds of $610,760, net of claims, were remitted to the Company on February 19, 2020. Furthermore, The SPA provided for the working capital adjustment toward the SPA Gross Proceeds based on the difference between the actual working capital on July 31, 2018 and the working capital target.

Upon deducting the Escrowed Funds and payment made to IOENGINE pursuant to the IOENGINE Pre-Payment Agreement from the SPA Gross Proceeds, the Company received a cash payment of Two Million Seven Hundred Seventy-five Thousand Dollars ($2,775,000.00) in connection with the SPA.

The Legacy Businesses

In September 2015, the Company adopted a restructuring plan (the “Restructuring Plan”) approved by the Board of Directors of the Company (the “Board”) which began the termination process of our Legacy Businesses. Strategically, our Board and management determined that there was not a viable plan to make the Legacy Businesses successful and, accordingly, we began to aggressively wind down these businesses in an accelerated manner via the Restructuring Plan. On January 4, 2016, the Company closed on the sale of its Memorex trademark and receivables associated with two associated trademark licenses to DPI Inc., a St. Louis-based branded consumer electronics company for $9.4 million. The Restructuring Plan also called for the aggressive rationalization of the Company’s corporate overhead and focused on reducing our operating losses. As of December 31, 2016, the wind-down of our Legacy Businesses was substantially complete. We have effectively terminated all employees associated with our Legacy Businesses and ceased all operations, including revenue-producing activities. As of December 31, 2019, we have substantially collected all our outstanding receivables and settled all of our outstanding payables associated with these businesses.

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

The key components of the results of discontinued operations were as follows:

	For the Years Ended December 31,
	2019	2018
	(In millions)
Net revenue	$—	$24.8
Cost of goods sold	—	13.7
Gross profit	—	11.1
Selling, general and administrative	—	8.1
Research and development	—	2.4
Restructuring and other	—	(3.8)
Other income (expense)	1.3	(1.7)
Income from discontinued operations, before income taxes	1.3	6.1
Gain on sale of discontinued businesses, before income taxes	9.4	6.4
Income tax benefit	1.0	0.3
Income from discontinued businesses, net of income taxes	$11.7	$12.8

Net income of discontinued operations for year ended December 31, 2019 decreased by $1.1 million compared to the year ended December 31, 2018.

Restructuring and other for the year ended December 31, 2018, includes the net loss attributable to a noncontrolling interest of $0.6 million.

The depreciation and amortization expenses recorded as part of income (loss) from discontinued operations (included in selling, general and administrative and research and development expenses in table above) were $0.0 and $0.3 million for the year ended December 31, 2019 and 2018, respectively.

Lease expense recorded as part of income (loss) from discontinued operations (included in selling, general and administrative expenses in table above) were $0.0 million and $0.5 million for the years ending December 31, 2019 and 2018, respectively. This expense was related to the Nexsan Business and the Company is no longer obligated under the lease.

The income tax (provision) benefit related to discontinued operations was $1.0 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. See Note 11 - Income Taxes for additional information.

There were no current assets of discontinued operations as of December 31, 2019. Current assets of discontinued operations of $2.4 million as of December 31, 2018 included $0.7 million of accounts receivable, $1.0 million related to the funds held in escrow for the Address Purchase Agreement and $0.7 million of other current assets. The decrease of the current assets in 2019 was primarily due to the sale of the Imation Subsidiaries.

Current liabilities of discontinued operations were $0.0 million as of December 31, 2019. Current liabilities of discontinued operations of $4.6 million as of December 31, 2018 included $1.7 million of accounts payable, $1.0 million due to CMC, and $2.2 million of other current liability amounts. The decrease of the current liabilities in 2018 was primarily due to the divestiture of the Nexsan Business.

Other liabilities of discontinued operations were $0.0 million as of December 31, 2019. Other liabilities of discontinued operations of $2.2 million as of December 31, 2018 included $0.5 million of withholding tax, $0.6 million of tax contingencies, and $1.1 million of other liabilities.

Note 6 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided below.

Other current assets of $2.8 million as of December 31, 2019 include $1.7 million of prepaid professional service fees to a related party, $0.5 million for a tax refund to be received in 2020 and $0.6 million of escrowed funds related to the NXSN Transaction. For more information regarding the NXSN Transaction, see Note 5 – Discontinued Operations.

Total assets of as of December 31, 2019 include a $14.8 million investment in Arrive LLC (“Arrive”). The Company recognized a $12 million unrealized gain on the Arrive investment from the prior year, net of a $1.2 million distribution. The Arrive investment was $4.0 million as of December 31, 2018, which is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. Historically, we accounted for such investment under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of December 31, 2019, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Other assets and other investments of $2.4 million include a $0.9 million investment in the Möbius Fund SCA SICAV-RAIF. In January 2020, the Company contributed an addition $0.4 million to the investment due to market downturn. The investment subsequently ended and resulted in a $1.3 million loss that will be realized in the first quarter of 2020. A $0.5 million minimum tax credit is also included in other assets and other investments as of December 31, 2019. Other assets as of December 31, 2018 include a $1.1 million minimum tax refund, escrowed funds related to the NXSN Transaction of $0.7 million and $0.3 million of other assets. For more information regarding the NXSN Transaction, see Note 5 - Discontinued Operations.

Other current liabilities (included as a separate line item in our Consolidated Balance Sheets) include the following:

	December 31,
	2019	2018
	(In millions)
Accrued payroll	$0.1	$0.2
Levy accruals	—	0.3
Pension minimum contributions	—	1.9
Other current liabilities	1.4	1.1
Total other current liabilities	$1.5	$3.5

Other current liabilities as of December 31, 2019, included accruals for professional services fees of $0.7 million and fees related to insurance and other claims of $0.4 million.

As of December 31, 2019, pension liabilities were $13.5 million. Following a payment made on October 3, 2019 in fulfillment of a settlement agreement with the Pension Benefit Guaranty Corporation, the Company is no longer obligated for this liability, as of January 6, 2020. Pension liabilities were $23.0 million as of December 31, 2018. See Note 10 – Retirement Plans for additional information on the pension liability.

Stock purchase agreements as of December 31, 2019, include notes payable of $12.1 million and $5.5 million to George E. Hall and Joseph A. De Perio, respectively, in conjunction with the Stock Purchase Agreement for shares of SportBLX common stock. See Note 15 – Related Party Transactions for additional information.

As of December 31, 2019, the Company has a note payable of $13.0 million in connection with a Securities Purchase Agreement with Orix PTP Holdings, LLC. See Note 15 – Related Party Transactions for additional information.

Note 7 — Debt

Debt and notes payable consists of the following:

	Years Ended December 31,
	2019	2018
	(In millions)
Pension liability	$13.5	$25.1
Stock purchase agreement notes payable (see Note 15 – Related Party Transactions)	17.6	—
Orix notes payable	13.0	—
Deferred financing costs	(2.7)
Other liabilities	0.2	2.9
Total long term debt	41.6	28.0

Pension liabilities of $13.5 million as of December 31, 2019 are not included in the maturity schedule below as the Company is no longer obligated for the liability as of January 6, 2020. See Note 10 – Retirement Plans for additional information on the pension liability.

Stock purchase agreement notes payable bear interest at a 5% annual rate and mature on December 12, 2022. The interest under the notes is payable in arrears on the first day of each calendar quarter, or, at the Company’s option, in shares of common stock of the Company at a price reflecting market value.

The Orix notes payable bear interest at a 7.5% annual rate and mature on September 30, 2026. Principal payments are due annually, commencing on March 31, 2021 and thereafter on March 31 of each year until maturity. The first two principal installments are $3,461,538 each and the remaining installments are $519,231 each. All accrued interest is due and payable in arrears, commencing on September 30, 2020 and thereafter on September 30 of each year until maturity.

Scheduled maturities of the Company’s long-term debt, as they exist as of December 31, 2019, in each of the next four fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2020	$—
2021	5.0
2022	22.6
2023	0.8
2024	0.7
2025 and thereafter	1.5
Total	30.6

Note 8 — Restructuring and Other Expense

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

Restructuring and Other Expense

The components of our restructuring and other expense for our continuing operations included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2019	2018
	(In millions)
Restructuring Expense:
Severance and related	$0.1	$0.2
Total restructuring	$0.1	$0.2
Other Expense:
German levy settlement	—	(5.0)
Total other	$—	$(5.0)
Total	$0.1	$(4.8)

Note 9 — Stock-Based Compensation

Stock compensation consisted of the following:

	Years Ended December 31,
	2019	2018
	(In millions)
Stock compensation expense	$—	$—

The 2011 Incentive Plan was approved and adopted by our shareholders on May 4, 2011 and became effective immediately. The 2011 Incentive Plan was amended and approved by our shareholders on May 8, 2013. The 2011 Incentive Plan permits the grant of stock options, SARs, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. The aggregate number of shares of our common stock that may be issued under all stock-based awards made under the 2011 Incentive Plan is 4,671. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustments as provided in the 2011 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. Awards may be granted under the 2011 Incentive Plan until the earlier to occur of May 3, 2021 or the date on which all shares available for awards under the 2011 Incentive Plan have been granted; provided, however, that incentive stock options may not be granted after February 10, 2021.

Stock-based compensation awards issued under the 2011 Incentive Plan generally have a term of ten years and, for employees, vest over a three-year period. Exercise prices of awards issued under these plans are equal to the fair value of the Company’s stock on the date of grant.

As of December 31, 2019, there were 879 outstanding stock-based compensation awards under the 2011 Incentive Plan. As of December 31, 2019, there were no shares available for grant under our 2011 Incentive Plan.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding December 31, 2017	947	$16,962.00	1.8
Canceled	(834)	16,992.00
Outstanding December 31, 2018	113	$16,734.00	0.2
Canceled	(113)	16,734.00	0.2
Granted	1,360	106.00	9.7
Vested	(481)	106.00	9.7
Outstanding December 31, 2019	879	$106.00	9.7
Exercisable as of December 31, 2019	481	$106.00	9.7

The Company granted 1,360 options during the year ended December 31, 2019. As of December 31, 2019 there are 879 shares outstanding and 481 exercisable stock options remaining. The aggregate intrinsic value of all outstanding stock options was $0.0 million as of December 31, 2018. There were no options exercised in 2019. No options were granted or exercised during the year ended December 31, 2018.

Total stock-based compensation expense associated with stock options related to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 was $0.0 million and (0.3) million, respectively. As of December 31, 2019, unrecognized compensation expense related to outstanding stock options was immaterial.

No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2019 or 2018.

Restricted Stock

The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2017	1,070	$706.00
Granted	801	226.00
Vested	(1,491)	336.00
Forfeited	(230)	972.00
Nonvested as of December 31, 2018	150	$1,406.00
Vested	(75)	1,406.00
Forfeited	(75)	1,406.00
Nonvested as of December 31, 2019	—	$—

Of the restricted stock granted during the year ended December 31, 2018, none of the shares were performance-based. There were no shares granted during the year ended December 31, 2019.

The total fair value of shares that vested during the years 2019 and 2018 was $0.1 million and $0.5 million, respectively.

Total stock-based compensation expense associated with restricted stock relating to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 was $0.0 million and $0.3 million, respectively. This expense would result in a related tax benefit of $0.0 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance, and, due to the valuation allowance, we did not recognize the related tax benefit in 2019 or 2018. As of December 31, 2019, there was no longer any unrecognized compensation expense related to outstanding restricted stock.

No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2019 or 2018.

Stock Appreciation Rights (SARs)

The Company’s remaining SARs expired on December 31, 2017, and were cancelled in 2018 since the stock price and performance conditions were not met. We had not recorded any compensation expense associated with these SARs based on the applicable accounting rules. The Company did not grant any SARs for the years ended December 31, 2019 and 2018.

Note 10 — Retirement Plans

Pension Plans

GlassBridge and the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) entered into an agreement on May 13, 2019 to terminate the Imation Cash Balance Pension Plan (the “Plan”) based on the PBGC’s findings that (i) the Plan did not meet the minimum funding standard required under Section 412 of the Internal Revenue Code of 1986, as amended; (ii) the Plan would be unable to pay benefits when due and (iii) the Plan should be terminated in order to protect the interests of the Plan participants. GlassBridge and all other members of Seller’s controlled group (within the meaning of 29 U.S.C. §1301(a)(14)) (collectively, and including the Company, the “Controlled Group Members”)) were jointly and severally liable to the PBGC for all liabilities under Title IV of ERISA in connection with the Plan’s termination, including unfunded benefit liabilities, due and unpaid Plan contributions, premiums, and interest on each of the foregoing (the “Pension Liabilities”), as a result of which a lien in favor of the Plan, on all property of each Controlled Group Member, arose and was perfected by PBGC (the “Lien”). On October 1, 2019, the Company entered into a settlement agreement (“Settlement Agreement”) with the PBGC. Pursuant to the terms of the Settlement Agreement, GlassBridge paid $3,000,000 in cash to PBGC on October 3, 2019 (the “Settlement Payment”). Per the terms of the Settlement Agreement and following the Settlement Payment on October 3, 2019, the PBGC will be deemed to have released all Controlled Group Members from the Lien as of January 6, 2020.

Note 11 — Income Taxes

The components of loss from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2019	2018
	(In millions)
U.S.	$11.4	$(13.8)
International	—	5.0
Total	$11.4	$(8.8)

The components of the income tax (provision) benefit from continuing operations were as follows:

	Years Ended December 31,
	2019	2018
	(In millions)
Current
Federal	$—	$0.1
International	—	—
Deferred
International	—	—
Total	$—	$0.1

The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (21 percent) because of the following items:

	Years Ended December 31,
	2019	2018
	(In millions)
Tax at statutory U.S. tax rate	$2.4	$1.9
State income taxes, net of federal benefit	0.5	0.6
Net effect of international operations	—	(4.0)
Valuation allowances	(28.6)	30.8
Tax on unremitted earnings of foreign subsidiaries	(0.4)	0.5
U.S. tax on foreign earnings	—	(0.2)
Stock-based compensation	0.3	(0.3)
Net effect of subsidiary sale	25.0	(29.2)
Minimum tax credit refundable	—	0.1
Reclassification to discontinued operations and other	0.8	(0.1)
Income tax (provision) benefit	$—	$0.1

Tax legislation from the Tax Cuts and Jobs Act (“Tax Reform Act”) passed on December 22, 2017 has been incorporated into the tax provision. The Tax Reform Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The tax law change that had a significant impact on the Company’s 2017 and 2018 tax provisions is the ability to realize minimum tax credit carryovers as cash refunds, with the elimination of the corporate alternative minimum tax. A tax benefit of $2.1 million was recorded in continuing operations in 2017 and was increased by another $0.1 in 2018 when the IRS announced a sequestration reduction would not apply to the refund. The Company received a $1.1 million cash refund in 2019, and will receive $0.5 million in 2020 and $0.3 million in each of 2021 and 2022.

Tax reform changes related to international subsidiaries did not impact the 2019 tax provision since the subsidiaries were sold in 2019.

Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these items are temporary differences that will reverse over time. We record the tax effect of temporary differences as deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets.

In 2019 and 2018 the net cash paid for income taxes, relating to both continuing and discontinued operations, was $0.0 million and $0.4 million, respectively.

The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2019	2018
	(In millions)
Compensation and employee benefits	—	0.3
Tax credit carryforwards	21.4	22.2
Net operating loss carryforwards	144.1	147.3
Accrued liabilities and other reserves	—	0.2
Pension	3.4	4.2
Intangible assets, net	—	2.5
Capital losses	26.9	9.5
Other, net	40.6	44.4
Total deferred tax assets	236.4	230.6
Valuation allowance	(236.4)	(230.6)
Net deferred tax assets	—	—

Unremitted earnings of foreign subsidiaries	(0.2)	(0.5)
Total deferred tax liabilities	(0.2)	(0.5)
Valuation allowance	—	—
Total deferred tax liabilities	(0.2)	(0.5)
Net deferred tax liabilities	$(0.2)	$(0.5)

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

We maintain a valuation allowance related to our deferred tax assets. The valuation allowance was $236.4 million and $230.6 million as of December 31, 2019 and 2018, respectively. The deferred tax asset changes and corresponding valuation allowance changes in 2019 compared to 2018 were due primarily to an increase in capital loss carryforwards from the sale of foreign subsidiaries, deductible for tax only when the company earns capital gains.

The net deferred tax liability not offset by valuation allowance of $0.2 million relates to foreign tax withholding on unremitted foreign earnings.

The table below shows the components of our deferred tax balances as they are recorded on our Consolidated Balance Sheets:

	As of December 31
	2019	2018
	(In millions)
Deferred tax liability - non-current	(0.2)	(0.5)
Total	$(0.2)	$(0.5)

Federal net operating loss carryforwards totaling $597.0 million will begin expiring in 2029. The Company had analysis performed by outside consultants to confirm that none of the federal net operating loss carryovers should be limited by Section 382. This limitation could result if there is a more than 50 percent ownership shift in the GlassBridge shares within a three-year testing period. No such ownership shift has occurred through December 31, 2019.

The Company’s $597.0 million in federal net operating loss carryforwards generated through 2017 continue to be subject to the historical tax rules that allow carryforward for 20 years from origin, with the ability to offset 100 percent of future taxable income. Any future year tax losses will be subject to the Tax Reform Act limitations which, while having indefinite life, can offset only 80 percent of future taxable income.

We have state income tax loss carryforwards of $323.6 million, which will expire at various dates up to 2037. We have U.S. and foreign tax credit carryforwards of $21.4 million, $17.5 million of which will expire between 2020 and 2022, and the remainder of which will expire between 2023 and 2032. Federal capital losses of $107.7 million will expire between 2020 and 2024.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
	(In Millions)
Beginning Balance	$0.6	$0.9
Additions:
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	—	—
Reductions:
Reductions for tax positions of prior years	(0.4)	—
Settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	—	(0.3)
Total	0.2	0.6

The total amount of unrecognized tax benefits as of December 31, 2019 was reduced by $0.4 million to $0.2 million with the sale of the foreign subsidiaries and elimination of corresponding international tax issues. It is reasonably possible that the amount of the unrecognized tax benefits could increase or decrease during the next twelve months; however, it is not possible to reasonably estimate the effect on the unrecognized tax benefit at this time.

Our federal income tax returns for 2016 through 2019 are subject to examination by the Internal Revenue Service. For state purposes, the statutes of limitation vary by jurisdiction. With few exceptions, we are no longer subject to examination for years before 2013.

Note 12 — Shareholders’ Equity

Reverse Stock Split

On August 20, 2019, the Company filed an Amendment (the “Amendment”) to the Restated Certificate of Incorporation, as amended, of the Company (the “Articles”) with the Secretary of State of the State of Delaware to: (i) effect a reverse split of our common stock at a ratio of 1:200 (the “Reverse Stock Split”) and (ii) effect an amendment allowing the stockholders of the Company to act by written consent in lieu of meeting, subject to certain limitations (the “Written Consent Amendment”).

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

EQ by Equiniti (“EQ”), the Company’s transfer agent, acted as the exchange agent for the Reverse Stock Split, and provided instructions to stockholders of record regarding the process for exchanging shares. EQ issued all of the post-Reverse Stock Split shares through its paperless Direct Registration System (“DRS”).

Treasury Stock

On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 2,500 shares of common stock. On November 14, 2016, our Board authorized a new share repurchase program under which we may repurchase up to 2,500 of our outstanding shares of common stock. This authorization replaces the Board’s previous share repurchase authorization from May 2, 2012. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions.

Since the inception of the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million and, as of December 31, 2019, we had authorization to repurchase 1,720 additional shares.

During the year ended December 31, 2019, the Company purchased 450 of treasury shares for $28,434. During the year ended 2018, the Company purchased 70 shares for $13,575. The treasury stock held as of December 31, 2018 was acquired at an average price of $8,496.47 per share. The following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2017	2,820
Purchases	70
Restricted stock grants and other	(488)
Balance as of December 31, 2018	2,402
Purchases	450
Forfeitures and other	75
Balance as of December 31, 2019	2,927

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss and related activity consisted of the following:

	Defined Benefit Plans	Total
	(In millions)
Balance as of December 31, 2018	$(20.7)	$(20.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax	0.1	0.1
Net current period other comprehensive income (loss)	0.1	0.1
Balance as of December 31, 2019	$(20.6)	$(20.6)

(1) No income tax expense was recorded for liability adjustments for defined benefit plans for the year ended December 31, 2019.

Details of amounts reclassified from Accumulated other comprehensive loss and the line item in our Consolidated Statement of Operations for the year ended December 31, 2019 are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented
	(In millions)
Amortization of net actuarial loss	0.1	Other Income (Expense)
Total reclassifications for the period	$0.1

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive loss items that are also recorded as part of net loss and are presented net of taxes in the Consolidated Statements of Comprehensive Loss.

Non-Controlling Interest

On October 1, 2019, the Company sold to Orix PTP Holdings, LLC (“Orix”), for $17,562,700, 20.1% of the outstanding stock of Adara, until then a Company wholly owned subsidiary, together with two promissory notes of Adara to the Company in total principal amount of $13,000,000 (the “Orix Transaction”). Adara issued the notes in consideration for the assignment by the Company to Adara of the right to receive payments from IMN Capital described above and transfer by the Company to Adara of some of Company’s SportBLX shares. In connection with the transaction, Adara’s Board of Directors was expanded to five directors, including one director designated by Orix. In addition, GlassBridge, Orix, and Adara entered into a Stockholders’ Agreement pursuant to which Orix may, among other things, during the three months beginning April 1, 2021, sell back its Adara stock to GlassBridge, at book value, and, during the term of the Stockholders Agreement, has the right to purchase all or a portion of GlassBridge’s Adara shares, at book value plus 20%, subject to GlassBridge’s right to respond to the notice by purchasing all of Orix’s Adara shares at that price.

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

Note 13 — Business Segment Information and Geographic Data

The Legacy Businesses and Nexsan Business are presented in our Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 5 - Discontinued Operations for further information about these divestitures.

As of December 31, 2019, the asset management business and sports investment platform are our reportable segments.

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

	Years Ended December 31,
	2019	2018
	(In millions)
Operating income (loss) from continuing operations
Asset management business	0.1	(3.6)
Sports investment platform	(0.2)	(3.6)
Total segment operating loss	(0.1)	(3.6)
Corporate and unallocated	(3.2)	(3.3)
Intangible impairment	—	(6.2)
Restructuring and other	(0.1)	4.8
Total operating loss	(3.4)	(8.3)
Interest expense	(0.3)	(0.1)
Net income (loss) from AAM fund activities	—	(0.9)
Other income (expense), net	15.1	(0.5)
Income (loss) from continuing operations before income taxes	$11.4	$(8.8)

Restructuring and other for the year ended December 31, 2019 includes severance cost. Restructuring and other for the year ended December 31, 2018, includes severance costs of $0.2 million and a gain on the German levy settlement of $5.0 million. See Note 8 - Restructuring and Other Expenses for more information.

Note 14 — Litigation, Commitments and Contingencies

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of December 31, 2019, and 2018, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of December 31, 2019. Compliance with environmental regulations has not had a material adverse effect on our financial results.

Operating Leases

We incur rent expense under operating leases, which primarily relate to office space. Most long-term leases include one or more options to renew at the then fair rental value for a period of approximately one to three years. The following table sets forth the components of net rent expense for the years ended December 31:

	2019	2018
	(In millions)
Minimum lease payments	$—	$0.1
Contingent rentals	—	—
Total rental expense, net	$—	$0.1

The Company does not have any long-term lease obligations as of December 31, 2019.

Note 15 - Related Party Transactions

On January 1, 2019, the Company and Clinton Group Inc. (“Clinton”) entered into a management service agreement (the “Management Service Agreement”), pursuant to which Clinton agreed to provide certain services to the Company.

Prior to being appointed our Chief Executive Officer and Chief Financial Officer, respectively, Daniel A. Strauss served as our Chief Executive Officer, and Francis Ruchalski served as our Chief Financial Officer, pursuant to the terms of the Amended and Restated Services Agreement we entered into with Clinton on March 31, 2019 (the “Amended Services Agreement”) replacing in its entirety that certain Services Agreement we entered into with Clinton on March 2, 2017. Clinton also made available other employees of Clinton as necessary to manage certain business functions as deemed necessary in the sole discretion of Clinton to provide other management services. The Amended Services Agreement was terminated on December 18, 2019.

Clinton paid Mr. Strauss and Mr. Ruchalski compensation and benefits under the Amended Service Agreement through December 15, 2019, and they became employees of the Company on December 18, 2019 and December 16, 2019, respectively.

As of December 31, 2019, the Company paid Clinton $2,400,000 under the Amended Services Agreement and the Management Services Agreement, recorded $1,170,833 and $500,000 within “Selling, general and administrative” in our Consolidated Statements of Operations for the twelve months ended December 31, 2019 and 2018, respectively.

In January 2019, for total consideration of $1,000,000, Sport-BLX Inc. issued to the Company shares of Sport-BLX common stock, constituting 9.0% of the common stock outstanding after giving effect to the transaction. Immediately before the transaction, George E. Hall (“Mr. Hall”), SportBLX’s Executive Chairman and CEO, held 65.6% of SportBLX’s outstanding shares. Mr. Hall owns beneficially approximately 29.1% of the Company’s outstanding common stock.

On September 13, 2019, the Board approved a success fee in connection with the completion of the Orix Transaction and the pension settlement to Clinton. The Board approved a fee equal to 15% of the cash consideration, for its work on the Orix Transaction and 10% of the difference between the gross pension liabilities and the settlement payment. Accordingly, the Company paid Clinton a success fee of $2,635,000 related to the Orix Transaction and $1,348,385 related to the pension settlement.

On December 12, 2019, the Company purchased from Mr. Hall 37,924 shares of SportBLX common stock in exchange for $1,346,302 in cash and a $12,116,718 principal amount promissory note bearing interest at a 5% annual rate, due December 12, 2022. On the same date, the Company purchased from Joseph A. De Perio (“Mr. De Perio”) 17,076 shares of SportBLX common stock in exchange for $606,198 in cash and a $5,455,782 principal amount promissory note bearing 5% interest, due December 12, 2022. Interest under the notes is payable in arrears on the first day of each calendar quarter in cash, or, at the Company’s option, in shares of common stock of the Company at a price reflecting market value. Mr. De Perio owns 2.47% of the Company’s common stock, is a member of the Board of Directors of the Company, and is SportBLX’s president.

In connection with the successful consummation of a settlement with the PBGC, the Board voted on May 3, 2019 to furnish to Clinton a one-time cash payment of $250,000 in consideration of Clinton’s efforts regarding the same.

On November 15, 2019, the Company, and Clinton Special Opportunities Fund LLC (“CSO”) entered into a Credit Facility Letter Agreement (the “Letter Agreement”) pursuant to which the Company extended to CSO a one-year revolving credit facility in the aggregate principal amount up to $1,000,000. The loan is evidenced by a grid note bearing interest at a 10% annual rate, which matures November 15, 2020 (the “Note”). CSO’s obligations under the Letter Agreement and the Note are secured by security interests in all of CSO’s assets, including all of CSO’s Company common stock, and guaranteed by Mr. Hall, CSO’s sole member. As of December 31, 2019, CSO borrowed $250,000 under the Letter Agreement.

On December 6, 2019, SportBLX issued an unsecured demand note, effective as of October 1, 2019, to the Company in the aggregate principal amount of up to $1,750,000 (the “Demand Note-1”), which superseded the demand note issued on October 1, 2019, by the Company in favor of SportBLX for $1,000,000. The Demand Note-1 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by the Company, or (b) April 1, 2020. As of December 31, 2019, SportBLX borrowed $1,750,000 under the Demand Note-1.

On December 27, 2019, SportBLX issued an unsecured demand note, effective as of December 27, 2019, to the Company in the aggregate principal amount of $250,000 (the “Demand Note-2”). The Demand Note-2 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by the Company, or (b) April 1, 2020. As of December 31, 2019 SportBLX borrowed $250,000 under the Demand Note-2.

Note 16 – Subsequent Events

On March 20, 2020, Glassbridge Athlete LLC (the “Borrower”), a wholly owned subsidiary of the Company borrowed $16,000,000 from Orix pursuant to the terms of a Secured Promissory Note Agreement dated as of March 17, 2020 (the “Loan”). Interest on the Loan is payable via “PIK” (payment in kind) at the rate of 5%, and is payable on a quarterly basis and is capitalized. All accrued and unpaid interest, along with all unpaid principal, is due and payable on the date that is 18 months from the initial funding date. Orix owns 20.1% of Adara Enterprises Corp., of which the Corporation owns the remaining 79.9%.

The Loan is secured by a lien on substantially all of the assets of the Borrower pursuant to a Security Agreement, as well as by a pledge of the Corporation’s equity interests in Borrower.

The proceeds of the Loan, along with an additional $1.8 million contributed by the Borrower, were used to fund the purchase of limited partnership interests by the Borrower in The Sports & Entertainment Fund, L.P. (the “Fund”). The Fund seeks to invest in entities that enter into revenue sharing agreements, or savings and investment agreements, or other transactions with professional athletes. Adara Asset Management LLC, a wholly-owned subsidiary of Adara Enterprises Corp., is the general partner and investment manager of the Fund.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer, Daniel Strauss, and Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls. During the quarter ended December 31, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GlassBridge management assessed the effectiveness of GlassBridge’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework version 2013. Based on our assessment, we concluded that, as of December 31, 2019, GlassBridge’s internal control over financial reporting was effective, based on those criteria.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under all our existing equity compensation plans as of December 31, 2019, including the 2011 Stock Incentive Plan, 2008 Stock Incentive Plan, the 2005 Stock Incentive Plan and the 2000 Stock Incentive Plan. As of December 31, 2019, options and restricted stock had been granted under the 2000 Stock Incentive Plan, 2005 Stock Incentive Plan and 2008 Stock Incentive Plan, and options, restricted stock, restricted stock units and stock appreciation rights had been granted under the 2011 Stock Incentive Plan. Our shareholders have approved all the compensation plans listed below. No additional awards may be granted under the plans.

Equity Compensation Plans Approved by Shareholders	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
2011 Stock Incentive Plan	—	$—	—
2008 Stock Incentive Plan	—	$—	—
2005 Stock Incentive Plan	—	$—	—
Total	—	$—	—

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

3. Exhibits

The following exhibits are filed as part of this report:

Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310).

3.2	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 22, 2019).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).

4.1	Rights Agreement, dated as of August 7, 2015, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 on Imation’s Current Report on Form 8-K, filed August 11, 2015).

4.2†	Description of Securities.

10.1†	Unsecured Demand Note, dated December 27, 2019, issued by Sport-BLX, Inc. to the Company.

10.2†	Stock Purchase Agreement, dated December 12, 2019, between Joseph A. De Perio and the Company.

10.3†	Unsecured Demand Note, dated December 6, 2019 and effective October 1, 2019, issued by Sport-BLX, Inc. to the Company.

10.4†	Credit Facility Letter Agreement, dated November 15, 2019, between the Company and Clinton Special Opportunities Fund LLC.

10.5	Promissory Note, dated September 30, 2019, issued by the Company to Imation Enterprises Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.6	Promissory Note, dated September 30, 2019, issued by the Company to Imation Enterprises Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.7	Securities Purchase Agreement, dated October 1, 2019, between the Company and Orix PTP Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.8	Stockholders Agreement, dated September 27, 2019, by and among the Company, Imation Enterprises Corp., and Orix PTP Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.9	Agreement Relating to the Assignment and Assumption of Promissory Notes, dated September 27, 2019, between the Company, Orix PTP Holdings, LLC, and Imation Enterprises Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.10	Assignment of Claims Agreement, dated September 30, 2019, by and among the Company and Imation Enterprises Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.11	Equity Assignment Agreement, dated September 30, 2019, by and among the Company, Imation Enterprises Corp and Sport-BLX, Inc. with respect to Sections 5, 6, 8, 9, 10, 11, 12 and 13 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.12	Settlement Agreement, dated October 1, 2019, between the Company and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2019).

10.13	Securities Purchase Agreement, dated October 1, 2019, between the Company and Orix PTP Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 7, 2019).

10.14	Agreement for Appointment of Trustee and Termination of Plan between the Company and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 30, 2019).

10.15	Pre-Pay Agreement, dated March 28, 2019, by and between CMC Magnetics Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 2, 2019).

10.16	Securities Purchase Agreement, dated March 31, 2019, between the Company and IMN Capital Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 2, 2019).

10.17	Amended and Restated Services Agreement, dated March 29, 2019, between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 2, 2019).

10.18	Amended and Restated Letter Agreement, dated April 29, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2016).

10.19	Stock Purchase Agreement, dated as of November 22, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.20	Amendment No. 1 to Stock Purchase Agreement, dated as of December 12, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2016).

10.21	Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.22	Amendment No. 1 to Subscription Agreement, dated as of January 9, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on January 10, 2017).

10.23	Senior Secured Convertible Note, dated as of January 23, 2017, payable by NXSN Acquisition Corp. to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).

10.24	Guaranty and Security Agreement, dated as of January 23, 2017, by and among the Company, NXSN Acquisition Corp., Nexsan Corporation and the other grantors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).

10.25	Capacity and Services Agreement, dated as of February 2, 2017, by and among Clinton Group, Inc., the Company and GlassBridge Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.26	Registration Rights Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.27	Letter Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.28*	Services Agreement, dated as of March 2, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.29	Settlement Agreement, dated as of September 15, 2017, by and among the Company, CMC Magnetics Corporation, Imation Corporation Japan and Imation Europe B.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).

10.30	Promissory Note, dated September 15, 2017, issued by Imation Corporation Japan to CMC Magnetics Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).

10.31	Guarantee, dated as of September 15, 2017, made by the Company in favor of CMC Magnetics Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).

10.32	Settlement Agreement, dated as of September 28, 2017, by and among the Company, IOENGINE, LLC and Scott McNulty (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).

10.33	Secured Promissory Note, dated September 28, 2017, issued by the Company to IOENGINE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).

10.34	Pledge Agreement, dated September 28, 2017, by and between the Company and IOENGINE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).

10.35	Litigation Finance & Management Agreement, dated as of May 21, 2018 and effective as of May 1, 2018, by and between Imation Europe B.V. and Mach 5 B.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2018)

10.36	Exchange Agreement, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and Humilis Holdings Private Equity LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.37	Option Agreement, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and Humilis Holdings Private Equity LP. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.38	Assignment of Contract, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and Humilis Holdings LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.39	Securities Purchase Agreement, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and StorCentric, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.40	Pre-Pay Agreement, dated as of August 13, 2018 among IOENGINE, GlassBridge Enterprises, Inc. and Scott McNulty. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.41	Settlement Agreement and Mutual Release, dated as of August 10, 2018 among NXSN Acquisition Corp., Nexsan Technologies Incorporated and Humilis Holdings Private Equity LP. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.42	Settlement Agreement, dated as of December 21, 2018, by and among Zentralstelle für private Überspielungsrechte (ZPÜ) Gesellschaft des bürgerlichen Rechts, and its members; and TME GmbH, Imation Europe B.V. and GlassBridge Enterprises, Inc. (formerly: Imation, Corp.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 28, 2018)

10.43†**	Secured Promissory Note Agreement, dated March 17, 2020, by and among Glassbridge Athlete, LLC, Orix PTP Holdings, LLC and the Company.

10.44†**	Security Agreement, dated March 17, 2020, between Glassbridge Athlete, LLC and Orix PTP Holdings, LLC.

10.45†	Pledge Agreement, dated March 17, 2020, between the Company and Orix PTP Holdings, LLC

21.1†	Subsidiaries of GlassBridge Enterprises, Inc.

24.1†	Power of Attorney (included on signature page)

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Confidential treatment has been requested. Confidential material has been redacted.

†	Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GlassBridge Enterprises, Inc.

By:	/s/ Daniel Strauss
Daniel Strauss
Chief Executive Officer

Date: April 3, 2020

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Joseph De Perio and Daniel Strauss his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or the substitute of any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph De Perio	Chairman	April 3, 2020
Joseph De Perio

/s/ Daniel Strauss	Chief Executive Officer	April 3, 2020
Daniel Strauss

/s/ Francis Ruchalski	Chief Financial Officer	April 3, 2020
Francis Ruchalski

/s/ Robert Searing	Director	April 3, 2020
Robert Searing

/s/ Alex Spiro	Director	April 3, 2020
Alex Spiro

/s/ Robert G. Torricelli	Director	April 3, 2020
Robert G. Torricelli

