Form 10-K/A
period 2019-12-31
GlassBridge Enterprises, Inc.
filed 2020-04-30
CIK 1014111

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[ ]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

GlassBridge Enterprises, Inc. (“GlassBridge”) is filing this Amendment to Annual Report on Form 10-K (this “Amendment No. 1”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File Number 001-14310) (the “Form 10-K”) as filed by GlassBridge with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2020. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for GlassBridge’s 2020 Annual Meeting of Stockholders. This Amendment No. 1 hereby amends the cover page and Parts III and IV of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by GlassBridge’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

This Amendment No. 1 does not modify or update the other disclosures presented in the Form 10-K. Except as expressly provided herein, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K (i.e., those events occurring after April 3, 2020) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and GlassBridge’s other filings with the SEC.

1

GLASSBRIDGE ENTERPRISES, INC.

2019 ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)

BASIS OF PRESENTATION

As used in this document, the terms “GlassBridge”, “the Company”, “we”, “us”, and “our” mean GlassBridge Enterprises, Inc. and its subsidiaries and consolidated entities unless the context indicates otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Our Board of Directors (the “Board of Directors” of “Board”) is currently composed of four directors divided into three classes with one Class I director serving until the 2021 Annual General Meeting, two Class II directors serving until the 2020 Annual General Meeting and one Class III director serving until the 2020 Annual General Meeting. The members of each class are generally elected to serve three-year terms with the term of office of each class ending in successive years.

Joseph A. De Perio

Joseph A. De Perio, age 41, is the Chairman of the Board of Directors. Mr. De Perio joined our Board on May 20, 2015. On March 22, 2017, the Board appointed Joseph De Perio to serve as its Chairman and as the Company’s principal executive officer, effective on the same day. Previously, Mr. De Perio served as the Board’s Non-Executive Chairman. Mr. De Perio served as a Senior Portfolio Manager of Clinton Relational Opportunity Master Fund, L.P. from October 2010 to December 2018; he also served in a similar capacity from 2006 until December 2007. From December 2007 until October 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C., a global investment management firm. Mr. De Perio was a Private Equity Associate at Trimaran Capital Partners, a private investment firm, from 2004 until 2006 and an analyst and associate in the mergers and acquisitions department at CIBC Oppenheimer, a national investment boutique, from 2000 until 2004. Mr. De Perio served on the board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio also served on the board of directors of EveryWare Global, Inc., a provider of tabletop and food preparation products for the consumer and foodservice markets, from May 2013 until April 2015 when the company filed for protection under Chapter 11 of the United States Bankruptcy Code pursuant to a pre-packaged plan of reorganization. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.

Robert G. Torricelli

Robert G. Torricelli, age 68, joined our Board on February 27, 2017. Mr. Torricelli served in the U.S. House of Representatives from the Ninth District of New Jersey from 1982 until his election to the U.S. Senate in 1996, where he served until 2003. During his tenure in the Senate, Mr. Torricelli was a member of the Senate Finance, Governmental Affairs, Foreign Relations, Judiciary and Rules Committees and also served as Chair of the Democratic Senatorial Campaign Committee. Upon retiring from the Senate, Mr. Torricelli established a national and international business strategy firm, Rosemont Associates LLC, and created a real estate development business, Woodrose Properties LLC.

Mr. Torricelli brings to our board extensive leadership and strategic business experience.

Robert Searing	Robert Searing, age 71, joined our Board on August 26, 2015. Mr. Searing has been the Chief Operating Officer and the Chief Financial Officer of BH Asset Management, LLC, a Registered Investment Advisory firm, since January 2010. From 2003 to 2009, he was the Chief Operating Officer of Schottenfeld Group, LLC, an investment advisory and broker dealer firm. Mr. Searing is also a Certified Public Accountant.

Mr. Searing brings to our Board his experience as a financial leader with significant depth and breadth of knowledge in dealing with complex financial and accounting matters as well as broad managerial expertise

Alex Spiro	Alex Spiro, age 35, joined our Board on August 26, 2015. Mr. Spiro has been a partner at Quinn Emanuel Urquhart & Sullivan LLP since October 2017. Prior to that, Mr. Spiro had been an attorney at Brafman and Associates in New York City since July 2013. In that position, Mr. Spiro has handled an array of complex litigation and investigations. Prior to his joining Brafman and Associates, from September 2008 to July 2013, Mr. Spiro worked as a Manhattan prosecutor. Mr. Spiro formerly was the director of an autism children’s program at McLean Hospital, Harvard’s psychiatric hospital. Mr. Spiro is a graduate of the Harvard Law School where he remains on the adjunct faculty. He has lectured and written on a variety of subjects related to psychology and the law.

Mr. Spiro brings to our Board his significant analytical and overall business leadership skills.

OUR EXECUTIVE OFFICERS

The following table provides information regarding our executive officers as of April 30, 2019.

Officer	Age	Position
Joseph A. De Perio	41	Chairman and principal executive officer
Daniel A. Strauss	35	Chief Executive Officer
Francis Ruchalski	56	Chief Financial Officer

Joseph A. De Perio, age 41, is the Chairman of the Board of Directors. Mr. De Perio joined our Board on May 20, 2015. On March 22, 2017, the Board appointed Joseph De Perio to serve as its Chairman and as the Company’s principal executive officer, effective on the same day. Previously, Mr. De Perio served as the Board’s Non-Executive Chairman. Mr. De Perio served as a Senior Portfolio Manager of Clinton Relational Opportunity Master Fund, L.P. from October 2010 to December 2018; he also served in a similar capacity from 2006 until December 2007. From December 2007 until October 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C., a global investment management firm. Mr. De Perio was a Private Equity Associate at Trimaran Capital Partners, a private investment firm, from 2004 until 2006 and an analyst and associate in the mergers and acquisitions department at CIBC Oppenheimer, a national investment boutique, from 2000 until 2004. Mr. De Perio served on the board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio also served on the board of directors of EveryWare Global, Inc., a provider of tabletop and food preparation products for the consumer and foodservice markets, from May 2013 until April 2015 when the company filed for protection under Chapter 11 of the United States Bankruptcy Code pursuant to a pre-packaged plan of reorganization. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.

Daniel A. Strauss, age 35, is our Chief Executive Officer. Mr. Strauss served as our Chief Operating Officer from March 2017 through December 2019. Mr. Strauss was a Portfolio Manager at Clinton from 2010 until 2019. Mr. Strauss is currently the Chief Executive Office of Adara Enterprises, Corp. f/k/a Imation Enterprises Corp. (“Adara”) and is a member of the board of directors of Adara and Sport-BLX, Inc. (“SportBLX”). Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity through which he has developed a deep understanding of corporate finance and strategic planning activities. At Clinton, Mr. Strauss was responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss was responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co. as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC) from August 2011 until December 2015 and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School of Business at New York University.

Francis Ruchalski, age 56, is our Chief Financial Officer. Mr. Ruchalski is also currently the Chief Financial Officer of Clinton and a member of its board of directors. He has been employed by Clinton since 1997. In addition, Mr. Ruchalski is the Chief Financial Officer of SportBLX, a member of its board of directors and a member of the board of directors for Adara. Prior to joining Clinton, Mr. Ruchalski was an audit manager with Anchin, Block & Anchin, LLP, a certified public accounting firm, from 1986 to 1997. Mr. Ruchalski’s responsibilities while with Anchin, Block & Anchin LLP included client auditing and financial and taxation planning. Mr. Ruchalski holds a bachelor of science in accounting from St. John’s University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers to file reports of ownership and changes in ownership of our common stock with the SEC. We are required to identify any of those individuals who did not file such reports on a timely basis. We believe that during 2019 all of our directors and executive officers complied with their Section 16(a) filing requirements, except that Daniel Strauss, Joseph A. De Perio, Robert Searing, Alex Spiro and Robert G. Torricelli have not reported the acquisition of stock options on September 6, 2019.

CODE OF ETHICS

We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and all of our other employees. Our code of ethics is part of our broader Business Conduct Policy, which is posted on the investor relations section of our website at www.glassbridge.com under the “Corporate Governance” section. If we make any amendments to our code of ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website. The information on our website is not incorporated by reference into this Amendment No. 1.

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

Summary Compensation Table

The table below shows compensation for the last two fiscal years for our named executive officers for 2019 and 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	Bonus Stock Awards (in $)	Option Awards ($)	Stock Awards ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Daniel Strauss(1)	2019	$53,030	$0	$0	$0	$0	$0	$312,500	365,530
(Chief Executive Officer and Former Chief Operating Officer)	2018	$0	$0	$0	$0	$0	$0	$0	0
Danny Zheng(2)	2019	$83,393	$110,250	$0	$0	$1,500	$0	$102,325	297,469
(Former Interim Chief Executive Officer and Chief Financial Officer)	2018	$315,000	$230,000	$0	$0	$110,250	$900	$0	656,150
Francis Ruchalski(3)	2019	$14,583	$0	$0	$0	$0	$0	$80,000	94,583
(Chief Financial Officer)	2018	$0	$0	$0	$0	$0	$0	$0	0
Joseph De Perio(4)	2019	$0	$0	$0	$0	$0	$0	$0	0
(Chairman and Principal Executive Officer)	2018	$0	$0	$0	$0	$0	$0	$0	0

(1)	Mr. Strauss serves as our Chief Executive Officer pursuant to the terms of an employment agreement with the Company dated December 18, 2019. Prior to entering into the employment agreement with the Company, Mr. Strauss served as our Chief Executive Officer and Chief Operating Officer pursuant to that certain Amended and Restated Services Agreement between the Company and the Clinton Group Inc. (“Clinton”), dated March 31, 2019 (the “Amended Services Agreement”), and that certain Management Services Agreement between the Company and Clinton, dated as of January 1, 2019. On December 18, 2019, Mr. Strauss amended his employment agreement with the Company’s subsidiary Andara, to provide for at-will employment at a salary of $200,000 per year. Please see Note 15 – Related Party Transactions of Notes to Consolidated Financial Statements included in the Company’s Form 10-K for year ended December 31, 2019 amended by this Amendment No. 1.

(2)	Mr. Zheng resigned as an executive officer effective March 29, 2019.

(3)	Mr. Ruchalski was named the Company’s Chief Financial Officer effective April 5, 2019. Mr. Ruchalski served as our Chief Financial Officer pursuant to the terms of the Amended Services Agreement.

(4)	Mr. De Perio is the principal executive officer of the Company. He receives no salary for his role as principal executive officer of the Company.

Supplemental All Other Compensation Table

Name and principal position	Year	Perks and Other Personal Benefits ($)	Registrant Contributions to 401(k) and Non-Qualified Pension Plans ($)	Severance Payment (in $)
Daniel Strauss	2019	$0	$0	$0
(Chief Executive Officer and Chief Operating Officer)	2018	$0	$0	$0
Danny Zheng	2019	$0	$0	$0
(Former Interim Chief Executive Officer and Chief Financial Officer)	2018	$0	$0	$0
Francis Ruchalski	2019	$0	$0	$0
(Chief Financial Officer)	2018	$0	$0	$0
Joseph De Perio	2019	$0	$0	$0
(Chairman and Principal Executive Officer)	2018	$0	$0	$0

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the total outstanding equity awards as of December 31, 2019 for each of the named executive officers in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Daniel Strauss	428	332	106	09/06/2029	0	0
Joseph De Perio	0	165	106	09/06/2029	0	0
Robert Searing	0	145	106	09/06/2029	0	0
Alex Spiro	0	145	106	09/06/2029	0	0
Robert Torricelli	0	145	106	09/06/2029	0	0

The description of the Company’s 2011 Equity Incentive Plan is incorporated by reference to Note 9 – Stock-Based Compensation of Notes to Consolidated Financial Statements included in the Company’s Form 10-K for year ended December 31, 2019 amended by this Amendment No. 1

Compensation Under Retirement Plans

Name and principal position	Plan Name	Number of Years Credited Service ($)	Present Value of Accumulated Benefit ($)	Payments During Latest Fiscal Year (in $)
Daniel Strauss	Pension Plan	$0	$0	$0
(Chief Executive Officer and Former Chief Operating Officer)	Non-qualified pension plan	$0	$0	$0
Danny Zheng	0	$2	$28,848	$0
(Former Interim Chief Executive Officer and Chief Financial Officer)	0	$9	$1,286	$0
Francis Ruchalski	0	$0	$0	$0
(Chief Financial Officer)	0	$0	0	$0
Joseph De Perio	0	$0	$0	$0
(Chairman and Principal Executive Officer)	0	$0	$0	$0

Compensation Under Severance Plans

Name and principal position	Base Salary ($)	Accrued Unused PTO ($)		Annual Bonus ($)	Total (in $)
Daniel Strauss	0	$		$0	$0
(Chief Executive Officer and Former Chief Operating Officer)
Danny Zheng	157,500		$36,043	$110,250	$303,7931
(Former Interim Chief Executive Officer and Chief Financial Officer)
Francis Ruchalski	0	$		$0	$0
(Chief Financial Officer)
Joseph De Perio	0	$		$0	$0
(Chairman and Principal Executive Officer)

On December 18, 2019, Daniel Strauss entered into an employment agreement with the Company as the Company’s Chief Executive Officer; previously he served as the Company’s Chief Executive Officer and Chief Operating Officer pursuant to that certain Management Services Agreement between the Company and Clinton, dated as of January 1, 2019. Pursuant to the employment agreement, Mr. Strauss is an at-will employee with an annual salary of $200,000 and eligible to participate in the compensation and benefit programs generally available to the Company’s executive officers. On December 18, 2019, Mr. Strauss amended his employment agreement with the Company’s subsidiary Andara to provide for at-will employment at a salary of $200,000 per year.

COMPENSATION OF DIRECTORS

Director Compensation for 2019

The table below shows compensation for the last fiscal year for our directors in 2019.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total($)
Joseph A. De Perio	$88,750	0	$90,000	$178,750
Robert Searing	$31,250	0	$10,000	$41,250
Alex Spiro	$21,250	0	$10,000	$31,250
Robert Torricelli	$21,250	0	$10,000	$31,250

(1)	On September 6, 2019, Messr. De Perio and Messrs. Searing, Spiro and Torricelli were each awarded a stock option to purchase 165 shares and 145 shares, respectively. The aggregate number of outstanding stock options held by each director as of the last day of the fiscal year 2019 was the number of the shares awarded to such director in 2019.

Non-employee directors receive the following compensation for service on our Board:

●	Annual Retainer: $21,250

●	Committee Chairman Fee:

●	$10,000 per year for serving as chair of the Audit and Finance Committee

●	Travel Reimbursement: We reimburse directors for travel costs of attending Board meetings, other meetings with management and interviews of Board candidates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below shows the number of shares of our outstanding common stock as of April 30, 2020 held by each person that we know owns beneficially (as defined by the SEC for proxy statement purposes) more than 5% of any class of our voting stock. The beneficial ownership percentages listed below are based on 25,170 shares of common stock outstanding as of June 18, 2019.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
George Hall 411 East 57th Street, Suite 1-A New York, NY 10022	7,328		29.1%

Ariel Investments, LLC 200 East Randolph Street, Suite 2900 Chicago, IL 60601	3,883	(1)	15.4%

Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94104	2,610	(2)	10.37%

(1)	Information reported is based on a Schedule 13G/A filed with the SEC on February 14, 2020 by Ariel Investments, LLC (“Ariel”), an investment advisor, reporting beneficial ownership of 3,883 shares of our common stock. Of such shares, Ariel reported that it had sole voting power with respect to 0 shares and sole dispositive power with respect to 0 shares.
(2)	Information reported is based on a Schedule 13G/A filed with the SEC on January 28, 2020 by Wells Fargo & Company (“Wells Fargo”) on its own behalf and on behalf of its subsidiaries Wells Capital Management Incorporated (investment advisor) (“Wells Capital”), Wells Fargo Funds Management, LLC (investment advisor) (“Wells Fargo Funds”), Wells Fargo Clearing Services, LLC (broker dealer) and Wells Fargo Bank, National Association (bank). Wells Fargo reported beneficial ownership of 2,610 shares of our common stock, over which it has shared voting power with respect to 696 shares, shared dispositive power with respect to 2,609 shares and sole voting power and sole dispositive power with respect to 1 share. Wells Capital beneficially owns 2,609 shares of our common stock, over which it has shared voting power with respect to 0 shares, shared dispositive power with respect to 2,609 shares and sole voting and sole dispositive power with respect to 0 shares. Wells Fargo Funds beneficially owns 1,527 shares of our common stock, over with it has shared voting power and shared dispositive power.

SECURITY OWNERSHIP OF MANAGEMENT

The table below shows the number of shares of our common stock beneficially owned as of April 30, 2020 by each director, each nominated director, each officer named in the Summary Compensation Table in this proxy statement and all directors and executive officers as a group. Except as otherwise indicated, the named person has sole voting and investment powers with respect to the shares held by that person, and the shares are not subject to any pledge. The beneficial ownership percentages listed below are based on 25,170 shares of common stock outstanding as of April 30, 2020.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Daniel Strauss
(Chief Executive Officer and Former Chief Operating Officer)	380	(1)	1.48%

Francis Ruchalski
(Chief Financial Officer)	0		-

Joseph De Perio
(Chairman and Principal Executive Officer)	650.5	(2)	2.58%

Robert Searing (Director)	225.2	(3)	*

Alex Spiro (Director)	381.2	(3)	*

Robert G. Torricelli (Director)	354.2	(3)	*

All Directors and Officers as a Group (6 Persons)	1,991.1	(4)	7.91%

* Indicates ownership of less than 1%.

(1)	Includes 380 shares subject to a currently exercisable option.

(2)	Includes 27.5 shares subject to a currently exercisable option.

(3)	Includes 24.2 shares subject to a currently exercisable option.

(4)	Includes 431.7 shares subject to currently exercisable options.

Item 13. Certain Relationships and Related Transactions and Director Independence.

RELATED PERSON TRANSACTIONS

The information set forth in Note 15 – Related Party Transactions of Notes to Consolidated Financial Statements included in the Company’s Form 10-K for year ended December 31, 2019 amended by this Amendment No. 1 is incorporated by reference.

Director Independent and Determination of Audit Committee Financial Expert

Our Board of Directors concluded its review of the independence of our directors and nominees under the applicable rules of the OTCQX marketplace (“OTCQX”) in 2020. The Board made this review to determine whether any of the relationships or transactions described below, if existing, were inconsistent with a determination that the director or nominee is independent. During this review, our Board reviewed:

●	whether there were any transactions or relationships between each director, nominee or any member of his or her immediate family and us and our subsidiaries and affiliates; and

●	whether there were any relationships between the directors or nominees and senior management and between directors or nominees and our independent registered public accounting firm.

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

Risk Oversight

Our Board has responsibility for risk oversight, focusing on our overall risk management strategy, our degree of tolerance for risk, and the steps management is taking to manage our risks. Management reports on its risk management process on a quarterly basis to the Board of Directors. The Audit and Finance Committee also receives quarterly reports on key financial risks that could affect us.

Item 14. Principal Accountant Fees and Services.

AUDIT AND OTHER FEES AND AUDIT AND FINANCE COMMITTEE PRE-APPROVAL POLICY

Audit and Other Fees

Below is a listing of the services provided by type and amount charged to us by our independent registered public accounting firms for 2019 and 2018. During 2018, the Company dismissed its principal accountant and engaged Turner as our independent registered public accounting firm. The dismissal was approved by the Board of Directors and Audit and Finance Committee.

The reports of our principal accountant on the Company’s consolidated financial statements as of and for the for the previous two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Company’s most recent and interim periods, preceding our former accountants’ dismissal, (i) there were no disagreements between the Company and our former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of our former accountant, would have caused it to make reference to the matter in connection with its reports on the Company’s financial statements for the such years, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The listing below reflects this change in our independent registered public accounting firms in fiscal years 2019 and 2018.

	Fiscal Year	Fiscal Year
	2019	2018
Audit Fees:

GAAP and statutory audits	$89,000	$363,552
Audit-Related Fees:
Services related to business transactions	$0	$0
Employee benefit plan audits	$0	$0
Attest services and other	$0	$0
Total Audit-Related Fees	$89,000	$363,552
Tax Fees (tax preparation, advice and consulting)	$0	$9,806
All Other Fees:
Other Business Consulting Fees	$0	$12,128
Financial training materials	$0	$0

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

In 2019 and 2018, all audit services, audit-related services, tax services and those items described above under all other fees were pre-approved by the Audit and Finance Committee or the Chairman.

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

3. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310).

3.2†	Amendment to Restated Certificate of Incorporation dated August 28, 2017.

3.3	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 22, 2019).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).

4.1	Rights Agreement, dated as of August 7, 2015, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 on Imation’s Current Report on Form 8-K, filed August 11, 2015).

4.2	Description of Securities. (incorporated herein by reference to Exhibit 4.2 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

10.1	Unsecured Demand Note, dated December 27, 2019, issued by Sport-BLX, Inc. to the Company. (incorporated herein by reference to Exhibit 10.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

10.2	Stock Purchase Agreement, dated December 12, 2019, between Joseph A. De Perio and the Company. (incorporated herein by reference to Exhibit 10.2 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

10.3	Unsecured Demand Note, dated December 6, 2019 and effective October 1, 2019, issued by Sport-BLX, Inc. to the Company. (incorporated herein by reference to Exhibit 10.3 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

10.4	Credit Facility Letter Agreement, dated November 15, 2019, between the Company and Clinton Special Opportunities Fund LLC. (incorporated herein by reference to Exhibit 10.4 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

10.5	Promissory Note, dated September 30, 2019, issued by the Company to Imation Enterprises Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.6	Promissory Note, dated September 30, 2019, issued by the Company to Imation Enterprises Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.7	Securities Purchase Agreement, dated October 1, 2019, between the Company and Orix PTP Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.8	Stockholders Agreement, dated September 27, 2019, by and among the Company, Imation Enterprises Corp., and Orix PTP Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.9	Agreement Relating to the Assignment and Assumption of Promissory Notes, dated September 27, 2019, between the Company, Orix PTP Holdings, LLC, and Imation Enterprises Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.10	Assignment of Claims Agreement, dated September 30, 2019, by and among the Company and Imation Enterprises Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.11	Equity Assignment Agreement, dated September 30, 2019, by and among the Company, Imation Enterprises Corp and Sport-BLX, Inc. with respect to Sections 5, 6, 8, 9, 10, 11, 12 and 13 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2019).

10.12	Settlement Agreement, dated October 1, 2019, between the Company and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2019).

10.13	Securities Purchase Agreement, dated October 1, 2019, between the Company and Orix PTP Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 7, 2019).

10.14	Agreement for Appointment of Trustee and Termination of Plan between the Company and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 30, 2019).

10.15	Pre-Pay Agreement, dated March 28, 2019, by and between CMC Magnetics Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 2, 2019).

10.16	Securities Purchase Agreement, dated March 31, 2019, between the Company and IMN Capital Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 2, 2019).

10.17	Amended and Restated Services Agreement, dated March 29, 2019, between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 2, 2019).

10.18	Amended and Restated Letter Agreement, dated April 29, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2016).

10.19	Stock Purchase Agreement, dated as of November 22, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.20	Amendment No. 1 to Stock Purchase Agreement, dated as of December 12, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2016).

10.21	Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.22	Amendment No. 1 to Subscription Agreement, dated as of January 9, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on January 10, 2017).

10.23	Senior Secured Convertible Note, dated as of January 23, 2017, payable by NXSN Acquisition Corp. to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).

10.24	Guaranty and Security Agreement, dated as of January 23, 2017, by and among the Company, NXSN Acquisition Corp., Nexsan Corporation and the other grantors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).

10.25	Capacity and Services Agreement, dated as of February 2, 2017, by and among Clinton Group, Inc., the Company and GlassBridge Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.26	Registration Rights Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.27	Letter Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.28*	Services Agreement, dated as of March 2, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.29	Settlement Agreement, dated as of September 15, 2017, by and among the Company, CMC Magnetics Corporation, Imation Corporation Japan and Imation Europe B.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).

10.30	Promissory Note, dated September 15, 2017, issued by Imation Corporation Japan to CMC Magnetics Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).

10.31	Guarantee, dated as of September 15, 2017, made by the Company in favor of CMC Magnetics Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 18, 2017).

10.32	Settlement Agreement, dated as of September 28, 2017, by and among the Company, IOENGINE, LLC and Scott McNulty (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).

10.33	Secured Promissory Note, dated September 28, 2017, issued by the Company to IOENGINE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).

10.34	Pledge Agreement, dated September 28, 2017, by and between the Company and IOENGINE, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2017).

10.35	Litigation Finance & Management Agreement, dated as of May 21, 2018 and effective as of May 1, 2018, by and between Imation Europe B.V. and Mach 5 B.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2018)

10.36	Exchange Agreement, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and Humilis Holdings Private Equity LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.37	Option Agreement, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and Humilis Holdings Private Equity LP. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.38	Assignment of Contract, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and Humilis Holdings LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.39	Securities Purchase Agreement, dated as of August 16, 2018 among GlassBridge Enterprises, Inc. and StorCentric, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.40	Pre-Pay Agreement, dated as of August 13, 2018 among IOENGINE, GlassBridge Enterprises, Inc. and Scott McNulty. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.41	Settlement Agreement and Mutual Release, dated as of August 10, 2018 among NXSN Acquisition Corp., Nexsan Technologies Incorporated and Humilis Holdings Private Equity LP. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 21, 2018)

10.42	Settlement Agreement, dated as of December 21, 2018, by and among Zentralstelle für private Überspielungsrechte (ZPÜ) Gesellschaft des bürgerlichen Rechts, and its members; and TME GmbH, Imation Europe B.V. and GlassBridge Enterprises, Inc. (formerly: Imation, Corp.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 28, 2018)

10.43**	Secured Promissory Note Agreement, dated March 17, 2020, by and among Glassbridge Athlete, LLC, Orix PTP Holdings, LLC and the Company. (incorporated herein by reference to Exhibit 10.43 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

10.44**	Security Agreement, dated March 17, 2020, between Glassbridge Athlete, LLC and Orix PTP Holdings, LLC. (incorporated herein by reference to Exhibit 10.44 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

10.45	Pledge Agreement, dated March 17, 2020, between the Company and Orix PTP Holdings, LLC (incorporated herein by reference to Exhibit 10.45 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

21.1	Subsidiaries of GlassBridge Enterprises, Inc. (incorporated herein by reference to Exhibit 21.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

24.1	Power of Attorney (included on signature page) (incorporated herein by reference to Exhibit 24.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

31.3†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags. (incorporated herein by reference to Exhibit 101 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2019, as filed with the SEC on April 3, 2020).

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Confidential treatment has been requested. Confidential material has been redacted.

†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

By:	/s/ Daniel Strauss
Daniel Strauss Chief Executive Officer

Date: April 30, 2020

