Form 10-Q
period 2020-03-31
GlassBridge Enterprises, Inc.
filed 2020-06-29
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________ to ____________

Commission File Number: 1-14310

GLASSBRIDGE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 East 57th Street, Suite 1-A New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 220-3300

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,170 shares of Common Stock, par value $0.01 per share, were outstanding as of May 29, 2020.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In millions, except for share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net revenue	$—	$—
Operating expenses:
Selling, general and administrative	2.1	0.8
Restructuring and other	—	0.1
Total operating expenses	2.1	0.9
Operating loss from continuing operations	(2.1)	(0.9)
Other income (expense):
Interest expense	(0.5)	—
Realized losses on investments	(2.2)	—
Defined benefit plan adjustment	(8.5)	—
Other income, net	0.1	—
Total other expense	(11.1)	—
Loss from continuing operations before income taxes	(13.2)	(0.9)
Income tax benefit	—	—
Loss from continuing operations	(13.2)	(0.9)
Discontinued Operations:
Income on sale of discontinued businesses, net of income taxes	—	10.2
Income from discontinued operations, net of income taxes	—	0.3
Income from discontinued businesses, net of income taxes	—	10.5
Net income (loss)	$(13.2)	$9.6
Less: Net loss attributable to noncontrolling interest	(0.4)	—
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$(12.8)	$9.6

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(507.69)	$(36.98)
Discontinued operations	—	408.72
Net income (loss)	$(507.69)	$371.74

Weighted average common shares outstanding:
Basic and diluted (in thousands)	25.2	25.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$(13.2)	$9.6

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Reclassification of adjustment for defined benefit plans recorded in net loss	20.6	0.1
Total net pension adjustments	20.6	0.1

Total other comprehensive income, net of tax	20.6	0.1

Comprehensive income	$7.4	$9.7
Less: Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to GlassBridge Enterprises, Inc.	$7.4	$9.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18.6	$5.5
Short term investments	—	0.2
Accounts receivable, net	0.1	0.1
Prepaid operating expenses	—	1.7
Other current assets	0.6	1.1
Total current assets	19.3	8.6
Goodwill (provisional)	50.6	50.6
Arrive long term investment	14.8	14.8
Other assets and other investments	1.8	2.4
Total assets	$86.5	$76.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1.8	$2.0
Other current liabilities	1.5	1.5
Total current liabilities	3.3	3.5
Pension liability	—	13.5
Stock purchase agreement notes payable (See Note 14 – Related Party Transactions)	17.6	17.6
Orix notes payable (See Note 11 - Shareholders’ Equity)	26.4	10.3
Other liabilities	0.5	0.2
Total liabilities	47.8	45.1
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000, 28,097 issued at March 31, 2020; 28,097 issued at December 31, 2019	—	—
Additional paid-in capital	1,053.9	1,053.9
Accumulated deficit	(1,015.5)	(1,002.7)
Accumulated other comprehensive loss	—	(20.6)
Treasury stock, at cost: 2,927 shares at March 31, 2020; 2,927 shares at December 31, 2019	(24.9)	(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity	13.5	5.7
Noncontrolling interest	25.2	25.6
Total shareholders’ equity	38.7	31.3
Total liabilities and shareholders’ equity	$86.5	$76.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Equity
	(In millions, except per share amounts)
Balance as of December 31, 2019	28,097	$—	$1,053.9	$(1,002.7)	$(20.6)	2,927	$(24.9)	$25.6	$31.3
Net loss				(12.8)				(0.4)	(13.2)
Pension adjustments, net of tax					20.6				20.6
Balance as of March 31, 2020	28,097	$—	$1,053.9	$(1,015.5)	$—	2,927	$(24.9)	$25.2	$38.7

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Deficit
	(In millions, except per share amounts)
Balance as of December 31, 2018	28,097	$—	$1,048.9	$(1,022.9)	$(20.7)	2,402	$(24.7)	$—	$(19.4)
Net income				9.6					9.6
Pension adjustments, net of tax					0.1				0.1
Balance as of March 31, 2019	28,097	$—	$1,048.9	$(1,013.3)	$(20.6)	2,402	$(24.7)	$—	$(9.7)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(13.2)	$9.6
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.1	—
Gain on sale of assets	—	(9.6)
Short term investment	0.2	—
Defined benefit plan adjustment	8.5	—
Other, net	(1.4)	(0.2)
Changes in operating assets and liabilities	2.9	(2.6)
Net cash used in operating activities	(2.9)	(2.8)
Cash Flows from Investing Activities:
Disbursement related to disposal group	—	(0.5)
Proceeds from sale of assets	—	1.0
Net cash provided by investing activities	—	0.5
Cash Flows from Financing Activities:
Proceeds from Orix note payable	16.0	—
Net cash provided by financing activities	16.0	—

Net change in cash and cash equivalents	13.1	(2.3)
Cash, cash equivalents and restricted cash — beginning of period	5.5	5.3
Cash, cash equivalents and restricted cash — end of period	$18.6	$3.0

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

GlassBridge Enterprises, Inc. (“GlassBridge”, the “Company”, “we”, “us” or “our”) owns and operates an asset management business and a technology platform through majority owned Adara Enterprises, Corp. f/k/a Imation Enterprises Corp. (“Adara”) and Sport-BLX, Inc. (“SportBLX”). Adara owns all of our asset management business, operated by Adara Asset Management, LLC (“AAM”) and holds part of our equity interest in SportBLX. GlassBridge Asset Management, LLC changed its name to Adara Asset Management, LLC in 2020.

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

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company owns or controls fifty percent or more of the voting shares or interest in such entity, and has the right to control. The results of entities disposed of are included in the unaudited Condensed Consolidated Financial Statements up to the date of the disposal and, where appropriate, these operations have been reflected as discontinued operations. All inter-company balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported.

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

The December 31, 2019 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements, but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission on April 3, 2020.

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

Note 2 — New Accounting Pronouncements

Adoption of New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, amends, and adds disclosure requirements for fair value measurements. The amended and new disclosure requirements primarily relate to Level 3 fair value measurements. For the Company, the ASU was effective as of January 1, 2020. The removal and amendment of certain disclosures may be early adopted with retrospective application while the new disclosure requirements are to be applied prospectively. As this ASU relates only to disclosures, there was no impact to the Company’s consolidated results of operations and financial condition.

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

Note 3 — Income (loss) per Common Share

Basic income per common share is calculated using the weighted average number of shares outstanding for the period. Unvested restricted stock and treasury shares are excluded from the calculation of weighted average number of common shares outstanding in all cases. Once restricted stock vests, it is included in our common shares outstanding.

Diluted income per common share is computed on the basis of the weighted average shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. Since the exercise price of our stock options is greater than the average market price of the Company’s common stock for the period, we did not include dilutive common equivalent shares for these instruments in the computation of diluted net income per share because the effect would have been anti-dilutive.

The following table sets forth the computation of the weighted average basic and diluted income per share:

	Three Months Ended
	March 31,
(In millions, except for share and per share amounts)	2020	2019
Numerator:
Loss from continuing operations	$(13.2)	$(0.9)
Less: loss attributable to noncontrolling interest	(0.4)	—
Net loss from continuing operations attributable to GlassBridge Enterprises, Inc.	(12.8)	(0.9)
Income from discontinued operations, net of income taxes	—	10.5
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$(12.8)	$9.6
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted (in thousands)	25.2	25.7

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(507.69)	$(36.98)
Discontinued operations	—	408.72
Net income (loss)	$(507.69)	$371.74

Anti-dilutive shares excluded from calculation	0.0	0.0

Note 4 — Discontinued Operations

The operating results for the Legacy Businesses and the Nexsan Business are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net revenue	$—	$0.1
Cost of goods sold	—	0.1
Gross profit	—	—
Selling, general and administrative	—	0.3
Other income	—	(0.6)
Income from discontinued operations, before income taxes	—	0.3
Income on sale of discontinued businesses, before income taxes	—	9.6
Income tax benefit	—	0.6
Income from discontinued operations, net of income taxes	$—	$10.5

Net income of discontinued operations for the three months ended March 31, 2020 decreased by $10.5 million compared to the same period last year due to the sale of the Imation Subsidiaries.

Note 5 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

As of March 31, 2020, approximately $16.0 million of the $18.6 million of cash is restricted.

Other current assets of $0.6 million as of March 31, 2020 include $0.5 million for a tax refund to be received in 2020.

Total assets of as of March 31, 2020 include a $14.8 million investment in Arrive LLC (“Arrive”). Historically, we accounted for such investments under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of March 31, 2020, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Other assets of $1.8 million as of March 31, 2020 include a $0.6 million minimum tax credit.

Note 6 — Debt

Debt and notes payable consists of the following:

	March 31,	December 31,
	2020	2019
	(In millions)
Pension liability	$—	$13.5
Stock purchase agreement notes payable (see Note 14 – Related Party Transactions)	17.6	17.6
Orix notes payable	29.1	13.0
Deferred financing costs	(2.7)	(2.7)
Other liabilities	0.5	0.2
Total long term debt	44.5	41.6

Stock purchase agreement notes payable bear interest at a 5% annual rate and mature on December 12, 2022. The interest under the notes is payable in arrears on the first day of each calendar quarter, or, at the Company’s option, in shares of common stock of the Company at a price reflecting market value.

The Company has multiple notes payable with Orix. Notes payable of $16 million issued in March of 2020 bear interest at a 5.0% annual rate and mature on September 18, 2021.

Prior Orix notes payable of $13 million bear interest at a 7.5% annual rate and mature on September 30, 2026. Principal payments are due annually, commencing on March 31, 2021 and thereafter on March 31 of each year until maturity. The first two principal installments are $3,461,538 each and the remaining installments are $519,231 each. All accrued interest is due and payable in arrears, commencing on September 30, 2020 and thereafter on September 30 of each year until maturity.

Scheduled maturities of the Company’s long-term debt, as they exist as of March 31, 2020, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2020	$—
2021	22.3
2022	22.6
2023	0.8
2024	0.7
2025 and thereafter	1.5
Total	47.2

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

Restructuring and other expense was $0.0 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Note 8 — Stock-Based Compensation

We have stock-based compensation awards consisting of stock options under the 2011 Incentive Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, there are no remaining shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan. The Company did not have any stock-based compensation expenses for the three months ended March 31, 2020 and 2019.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2019	879	$106.00
Vested	(98)	106.00
Outstanding March 31, 2020	781	$106.00
Exercisable as of March 31, 2020	579	$106.00

As of March 31, 2020 there are 781 shares outstanding and 579 exercisable stock options remaining and the aggregate intrinsic value of all outstanding stock options was $0.0 million. No options were granted or exercised during the three months ended March 31, 2020.

As of March 31, 2020, unrecognized compensation expense related to outstanding stock options was immaterial.

Note 9 — Retirement Plans

Pension Plans

GlassBridge and the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) entered into an agreement on May 13, 2019 to terminate the Imation Cash Balance Pension Plan (the “Plan”) based on the PBGC’s findings that (i) the Plan did not meet the minimum funding standard required under Section 412 of the Internal Revenue Code of 1986, as amended; (ii) the Plan would be unable to pay benefits when due and (iii) the Plan should be terminated in order to protect the interests of the Plan participants. GlassBridge and all other members of Seller’s controlled group (within the meaning of 29 U.S.C. §1301(a)(14)) (collectively, and including the Company, the “Controlled Group Members”)) were jointly and severally liable to the PBGC for all liabilities under Title IV of ERISA in connection with the Plan’s termination, including unfunded benefit liabilities, due and unpaid Plan contributions, premiums, and interest on each of the foregoing (the “Pension Liabilities”), as a result of which a lien in favor of the Plan, on all property of each Controlled Group Member, arose and was perfected by PBGC (the “Lien”). On October 1, 2019, the Company entered into a settlement agreement (“Settlement Agreement”) with the PBGC. Pursuant to the terms of the Settlement Agreement, GlassBridge paid $3,000,000 in cash to PBGC on October 3, 2019 (the “Settlement Payment”). Per the terms of the Settlement Agreement and following the Settlement Payment on October 3, 2019, the PBGC released all Controlled Group Members from the Lien as of January 6, 2020.

Note 10 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. For the three months ended March 31, 2020, we recorded income tax from continuing operations of $0.0 million on income of $7.4 million. For the three months ended March 31, 2019, we recorded income tax from continuing operations of $0.0 million on a loss of $0.9 million. The effective income tax rate for the three months ended March 31, 2020 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

During July 2019, the Company received an income tax refund of approximately $1.1 million related to the Tax Reform Act’s elimination of corporate alternative minimum tax and the ability to receive refunds of AMT credit carryovers. Another $0.5 million is still receivable in mid-2020, and the remaining $0.6 million in 2021 through 2022.

We file income tax returns in multiple jurisdictions which are subject to review by various U.S and state taxing authorities. Our U.S. federal income tax returns for 2016 through 2019, and certain state returns from 2014 to present, are open to examination.

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

The Company did not purchase any shares during the three months ended March 31, 2020. Since the inception of the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million and, as of March 31, 2020, we had remaining authorization to repurchase 1,720 additional shares. The treasury stock held as of March 31, 2020 was acquired at an average price of $8,496.47 per share.

Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2019	2,927
Purchases	—
Restricted stock grants	—
Forfeitures and other	—
Balance as of March 31, 2020	2,927

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans
Balance as of December 31, 2019	$(20.6)
Amounts reclassified from accumulated other comprehensive income, net of tax	20.6
Balance as of March 31, 2020	$—

Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated
	Three Months Ended March 31,		Statements of Operations Where (Gain) Loss is Presented
(In millions)	2020	2019
Amortization of net actuarial loss	$—	$0.1	Other income (expense)
Reclassification of pension liability, net of taxes	$20.6	$—	Other income (expense)
Total reclassifications for the period	$20.6	$0.1

Reclassification adjustments are made to avoid double counting in comprehensive income (loss) items that are also recorded as part of net income (loss) and are presented net of taxes in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 12 — Segment Information

The Legacy Businesses and Nexsan Business are presented in our Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information about these divestitures.

As of March 31, 2020, the asset management business and sports technology platform are our reportable segments.

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

Net revenue, operating loss from continuing operations and assets by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net revenue
Asset management business	$—	$—
Sports technology platform	—	—
Total net revenue	$—	$—
Operating loss from continuing operations
Asset management business	$(1.1)	$—
Sport technology platform	(0.5)	—
Total segment operating loss	(1.6)	—
Corporate and unallocated	(0.5)	(0.8)
Restructuring and other	—	(0.1)
Total operating loss	(2.1)	(0.9)
Interest expense	(0.5)	—
Realized losses on investments	(2.2)	—
Other income, net	0.1	—
Loss from continuing operations before income taxes	$(4.7)	$(0.9)
Assets
Asset management business	$33.4	$4.0
Sports technology platform	50.8	—
Total segment assets	84.2	4.0
Corporate and unallocated	2.3	6.4
Total consolidated assets	$86.5	$10.4

Note 13 — Litigation, Commitments and Contingencies

The Company may be a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of June 29, 2020, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There has historically been no material losses related to such indemnifications. As of March 31, 2020 and December 31, 2019, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us to liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of March 31, 2020. Compliance with environmental regulations has not had a material adverse effect on our financial results.

Note 14 — Related Party Transactions

On January 1, 2019, the Company and Clinton Group Inc. (“Clinton”) entered into a management service agreement (the “Management Service Agreement”), pursuant to which Clinton agreed to provide certain services to the Company.

Prior to being appointed our Chief Executive Officer and Chief Financial Officer, respectively, Daniel A. Strauss served as our Chief Executive Officer, and Francis Ruchalski served as our Chief Financial Officer, pursuant to the terms of the Amended and Restated Services Agreement we entered into with Clinton on March 31, 2019 (the “Amended Services Agreement”). Clinton also made available other employees of Clinton as necessary to manage certain business functions as deemed necessary in the sole discretion of Clinton to provide other management services. The Amended Services Agreement was terminated effective March 31, 2020.

Clinton paid Mr. Strauss and Mr. Ruchalski compensation and benefits under the Amended Service Agreement through December 15, 2019, and they became employees of the Company on December 18, 2019 and December 16, 2019, respectively.

As of March 31, 2020, the Company paid Clinton $2,400,000 under the Amended Services Agreement and the Management Services Agreement, recorded $312,500 and $462,500 within “Selling, general and administrative” in our Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, respectively.

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

On September 13, 2019, the Board approved a success fee to Clinton, in connection with the completion of the Orix Transaction and the pension settlement. The Board approved a fee equal to 15% of the cash consideration, for Clinton’s work on the Orix Transaction and 10% of the difference between the gross pension liabilities and the settlement payment. Accordingly, the Company paid Clinton a success fee of $2,635,000 related to the Orix Transaction and $1,348,385 related to the pension settlement.

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

On November 15, 2019, the Company, and Clinton Special Opportunities Fund LLC (“CSO”) entered into a Credit Facility Letter Agreement (the “Letter Agreement”) pursuant to which the Company extended to CSO a one-year revolving credit facility in the aggregate principal amount up to $1,000,000. The loan is evidenced by a grid note bearing interest at a 10% annual rate, which matures November 15, 2020 (the “Note”). CSO’s obligations under the Letter Agreement and the Note are secured by security interests in all of CSO’s assets, including all of CSO’s Company common stock, and guaranteed by Mr. Hall, CSO’s sole member. As of March 31, 2020 and December 31, 2019, CSO borrowed $500,000 and $250,000, respectively, under the Letter Agreement.

On December 6, 2019, SportBLX issued an unsecured demand note, effective as of October 1, 2019, to the Company in the aggregate principal amount of up to $1,750,000 (the “Demand Note-1”), which superseded the demand note issued on October 1, 2019, by the Company in favor of SportBLX for $1,000,000. The Demand Note-1 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by the Company, or (b) April 1, 2020. As of March 31, 2019, SportBLX borrowed $1,750,000 under the Demand Note-1.

On December 27, 2019, SportBLX issued an unsecured demand note, effective as of December 27, 2019, to the Company in the aggregate principal amount of $250,000 (the “Demand Note-2”). The Demand Note-2 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by the Company, or (b) April 1, 2020. As of March 31, 2020 SportBLX borrowed $250,000 under the Demand Note-2.

An extension of Demand Note-1 and Demand Note-2 is currently being negotiated.

On January 15, 2020, SportBLX issued an unsecured demand note, effective as of January 15, 2020, to the Company in the aggregate principal amount of $1,000,000 (the “Demand Note-3”). The Demand Note-2 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by the Company, or (b) January 15, 2021. As of March 31, 2020 SportBLX borrowed $410,000 under the Demand Note-3.

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

Overview

GlassBridge Enterprises, Inc. (“GlassBridge”, the “Company”, “we”, “us” or “our”) owns and operates an asset management business and a sports technology platform. We actively explore a diverse range of new, strategic asset management business opportunities for our portfolio.

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

On May 13, 2019, GlassBridge and the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) entered into an agreement to terminate the Imation Cash Balance Pension Plan based on the PBGC’s findings that (i) the Plan did not meet the minimum funding standard required under Section 412 of the Internal Revenue Code of 1986, as amended; (ii) the Plan would be unable to pay benefits when due; and (iii) the Plan should be terminated to protect the interests of the Plan participants. GlassBridge and all other members of Seller’s controlled group were liable to the PBGC for all obligations under ERISA in connection with the Plan’s termination. On October 1, 2019, the Company entered into a settlement agreement (“Settlement Agreement”) with the PBGC. Pursuant to the terms of the Settlement Agreement, GlassBridge paid $3,000,000 in cash to PBGC on October 3, 2019 (the “Settlement Payment”). Per the terms of the Settlement Agreement and following the Settlement Payment on October 3, 2019, the PBGC released all Controlled Group Members from the Lien as of January 6, 2020.

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

On March 17, 2020, the Company borrowed $16.0 million from Orix in the form of a note payable and invested the proceeds in The Sports and Entertainment Fund, L.P.

Important Notices and Disclaimers

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to be read in conjunction with our Condensed Consolidated Financial Statements and related Notes that appear elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated due to various factors discussed in this MD&A under the caption “Forward-Looking Statements and Risk Factors” and the information contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 3, 2020, including in Part 1 Item 1A. Risk Factors of such Annual Report.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended March 31, 2020

●	Net revenue from continuing operations of $0.0 million for the three months ended March 31, 2020 and 2019.

●	Operating loss from continuing operations was $2.1 million for the three months ended March 31, 2020 compared to an operating loss of $0.9 million in the same period last year. This was an increase of $1.2 million, primarily due to the development of the operations of SportBLX and Adara.

●	Basic and diluted loss per share from continuing operations was $507.69 for the three months ended March 31, 2020, compared with a basic and diluted loss per share of $36.98 for the same period last year.

Cash Flow/Financial Condition for the Three Months Ended March 31, 2020

●	Cash and cash equivalents totaled $0.8 million at March 31, 2020 compared with $5.5 million at December 31, 2019. The decrease in the cash balance of $4.7 million was primarily due to the development of the operations of SportBLX and Adara and investments made by the Company.

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

Net Revenue

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2020	2019	Change
Net revenue	$—	$—	NM	%

“NM” - Indicates the Percent Change is not meaningful

The company did not have any net revenue for the three months ended March 31, 2020 and 2019.

Selling, General and Administrative (“SG&A”)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2020	2019	Change
Selling, general and administrative	$2.1	$0.8	162.5%
As a percent of revenue	NM	NM

SG&A expense increased for the three months ended March 31, 2020 by $1.3 million (or 162.5%) compared with the same period last year primarily due to the development of the operations of SportBLX and Adara.

Restructuring and Other

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2020	2019	Change
Restructuring and other	$—	$0.1	(100.0)%

Restructuring and other expenses were $0.0 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Operating Loss from Continuing Operations

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2020	2019	Change
Operating loss from continuing operations	$(2.1)	$(0.9)	133.3%
As a percent of revenue	NM	NM

Operating loss from continuing operations increased by $1.2 million for the three months ended March 31, 2020 compared with the same period last year primarily due to the development of the operations of SportBLX and Adara.

Other Income (Expense)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2020	2019	Change
Interest expense	$(0.5)	$—	NM
Realized losses on investments	(2.2)	—	NM
Defined benefit plan adjustment	(8.5)
Other income, net	0.1	—	NM
Total other expense	$(11.1)	$—	NM
As a percent of revenue	NM	NM

Total other expense for the three months ended March 31, 2020 was $11.1 million compared to $0.0 million for the same period last year.

Income Tax Benefit (Provision)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2020	2019	Change
Income tax benefit	$—	$—	0.0%
Effective tax rate	0.0%	0.0%

Income tax for the three months ended March 31, 2020 and 2019 was $0.0 million. The effective income tax rate for the three months ended March 31, 2020 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

Income (Loss) from Discontinued Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019
Net revenue	$—	$0.1
Cost of goods sold	—	0.1
Gross profit	—	—
Selling, general and administrative	—	0.3
Restructuring and other	—	—
Other (income) expense	—	(0.6)
Income from discontinued operations, before income taxes	—	0.3
Income on sale of discontinued businesses, before income taxes	—	9.6
Income tax benefit	—	0.6
Income from discontinued operations, net of income taxes	$—	$10.5

Discontinued operations are comprised of results from our Legacy Businesses and the Nexsan Business. For the three months ended March 31, 2020, income from discontinued operations decreased by $10.5 million compared with the same period last year due to the Subsidiary Sale in 2019.

See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.

Segment Results

With the wind down of our legacy businesses substantially completed by the first quarter of 2016 and the sale of the Nexsan business in the third quarter of 2018 and following the launch of AAM, the asset management business and the sports technology platform, SportBLX, are our two reportable segments as of March 31, 2020. The Legacy Businesses and Nexsan Business were reported within discontinued operations.

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

Information related to our segments is as follows:

Asset Management Business

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2020	2019	Change
Operating loss	$(1.1)	$—	NM

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Sports Technology Platform

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2020	2019	Change
Operating loss	$(0.5)	$—	NM

GlassBridge acquired its sports technology platform in 2019, by purchasing a controlling interest in SportBLX, a financial technology company that enables a marketplace for sports assets, including revenue share interests in player earnings and equity interests in teams. SportBLX partners with a registered broker-dealer to effect transactions in sports assets constituting securities. SportBLX is focused initially on American professional sports like basketball, baseball and football.

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

Corporate and Unallocated

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2020	2019	Change
Corporate and unallocated operating loss	$(0.5)	$(0.8)	(37.5)%
Restructuring and other	—	(0.1)	(100.0)%
Total	$(0.5)	$(0.9)

“NM” - Indicates the Percent Change is not meaningful

For the three months ended March 31, 2020, corporate and unallocated operating loss consists of $0.5 million of corporate general and administrative expenses, a 37.5% decrease from the prior year. Restructuring and other expenses decreased by $0.1 million from the prior year.

See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three months ended March 31, 2020.

Financial Position

Our cash and cash equivalents balance as of March 31, 2020 was $0.8 million compared to $5.5 million as of December 31, 2019.

Our accounts payable balance as of March 31, 2020 was $1.8 million compared to $2.0 million as of December 31, 2019.

Our other current liabilities balance as of March 31, 2020 was $1.5 million compared to $1.5 million as of December 31, 2019.

Liquidity and Capital Resources

Cash Flows Provided by (Used in) Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019
Net income (loss)	$(13.2)	$9.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	0.1	—
Gain on sale of assets	—	(9.6)
Short term investment	0.2	—
Defined benefit plan adjustment	8.5	—
Other, net	(1.4)	(0.2)
Changes in operating assets and liabilities	2.9	(2.6)
Net cash used in operating activities	$(2.9)	$(2.8)

Cash used in operating activities was $2.9 million for the three months ended March 31, 2020, which primarily due to the development of the operations of SportBLX and Adara. Cash used in operating activities was $2.8 million for the three months ended March 31, 2019, primarily relating to corporate expenses and a $0.3 million litigation settlement payment.

Cash Flows Provided by Investing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019
Disbursement related to disposal group	—	(0.5)
Proceeds from sale of assets	—	1.0
Net cash provided by investing activities	$—	$0.5

For the three months ended March 31, 2019 cash provided by investing activities included $1.0 million from the sale of IP addresses and deconsolidated international cash of $0.5 million in connection with the Subsidiary Sale.

Cash Flows Provided by Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019
Proceeds from Orix note payable	16.0	—
Net cash provided by financing activities	$16.0	$—

Cash provided by financing activities for the three months ended March 31, 2020 relates to an Orix note payable. See Note 6 - Debt for more information.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $18.6 million cash and cash equivalents on hand as of March 31, 2020.

Our cash of $18.6 million as of March 31, 2020, as well as a $0.5 million tax refund to be received in 2020 and redemption of investments, if needed, is expected to fund our operations for the next twelve months.

Off Balance Sheet Arrangements

As of March 31, 2020, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

A discussion of the Company’s critical accounting policies was provided in Part II Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020, the end of the period covered by this report, the Chief Executive Officer, Daniel Strauss, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended March 31, 2020, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of March 31, 2020, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date: June 29, 2020		/s/ Francis Ruchalski
	Name:	Francis Ruchalski
	Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

