Form 10-Q
period 2020-06-30
GlassBridge Enterprises, Inc.
filed 2020-08-14
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,170 shares of Common Stock, par value $0.01 per share, were outstanding as of July 31, 2020.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue	$0.3	$0.1	$0.3	$0.1
Operating expenses:
Selling, general and administrative	2.0	1.2	4.1	2.0
Restructuring and other	—	—	—	0.1
Total operating expenses	2.0	1.2	4.1	2.1
Operating loss from continuing operations	(1.7)	(1.1)	(3.8)	(2.0)
Other income (expense):
Interest expense	(0.6)	—	(1.1)	—
Realized income (loss) on investments	0.5	—	(1.7)	—
Defined benefit plan adjustment	—	—	(8.5)	—
Other income, net	—	—	0.1	—
Total other expense	(0.1)	—	(11.2)	—
Loss from continuing operations before income taxes	(1.8)	(1.1)	(15.0)	(2.0)
Loss from continuing operations	(1.8)	(1.1)	(15.0)	(2.0)
Discontinued operations:
Income on sale of discontinued operations, net of income taxes	—	0.5	—	10.5
Income from discontinued operations, net of income taxes	—	—	—	0.5
Income from discontinued operations, net of income taxes	—	0.5	—	11.0
Net income (loss)	$(1.8)	$(0.6)	$(15.0)	$9.0
Less: Net loss attributable to noncontrolling interest	(0.3)	—	(0.7)	—
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$(1.5)	$(0.6)	$(14.3)	$9.0

Income (loss) per common share attributable to GlassBridge Enterprises, Inc. common shareholders — basic and diluted:
Continuing operations	$(59.37)	$(42.80)	$(567.06)	$(77.82)
Discontinued operations	—	19.46	—	428.02
Net income (loss)	$(59.37)	$(23.34)	$(567.06)	$350.20

Weighted average common shares outstanding:
Basic and diluted	25.2	25.7	25.2	25.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(1.8)	$(0.6)	$(15.0)	$9.0

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Reclassification of adjustment for defined benefit plans recorded in net loss	—	—	20.6	0.1
Total net pension adjustments	—	—	20.6	0.1

Total other comprehensive income, net of tax	—	—	20.6	0.1

Comprehensive income (loss)	(1.8)	(0.6)	5.6	9.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9.1	$5.5
Short term investments	8.6	0.2
Accounts receivable, net	0.2	0.1
Prepaid operating expenses	—	1.7
Other current assets	1.7	1.1
Total current assets	19.6	8.6
Goodwill (provisional)	50.6	50.6
Arrive LLC long term investment	14.8	14.8
Other assets and other investments	1.1	2.4
Total assets	$86.1	$76.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2.0	$2.0
Other current liabilities	2.1	1.5
Total current liabilities	4.1	3.5
Pension liability	—	13.5
Stock purchase agreement notes payable (See Note 14 – Related Party Transactions)	17.6	17.6
Orix notes payable (See Note 6 - Debt)	26.6	10.3
Bank loan (See Note 6 – Debt)	0.4	—
Other related parties notes payable (See Note 14 – Related Party Transactions)	0.4	—
Other liabilities	0.1	0.2
Total liabilities	49.2	45.1
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000, 28,097 issued at June 30, 2020; 28,097 issued at December 31, 2019	—	—
Additional paid-in capital	1,053.9	1,053.9
Accumulated deficit	(1,017.0)	(1,002.7)
Accumulated other comprehensive loss	—	(20.6)
Treasury stock, at cost: 2,927 shares at June 30, 2020; 2,927 shares at December 31, 2019	(24.9)	(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity	12.0	5.7
Noncontrolling interest	24.9	25.6
Total shareholders’ equity	36.9	31.3
Total liabilities and shareholders’ equity	$86.1	$76.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Equity
Balance as of December 31, 2019	28,097	$—	$1,053.9	$(1,002.7)	$(20.6)	2,927	$(24.9)	$25.6	$31.3
Net loss				(14.3)				(0.7)	(15.0)
Pension adjustments, net of tax					20.6				20.6
Balance as of June 30, 2020	28,097	$—	$1,053.9	$(1,017.0)	$—	2,927	$(24.9)	$24.9	$36.9

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Deficit
Balance as of December 31, 2018	28,097	$—	$1,048.9	$(1,022.9)	$(20.7)	2,402	$(24.7)	$—	$(19.4)
Net income				9.0					9.0
Pension adjustments, net of tax					0.1				0.1
Balance as of June 30, 2019	28,097	$—	$1,048.9	$(1,013.9)	$(20.6)	2,402	$(24.7)	$—	$(10.3)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(15.0)	$9.0
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.3	—
Gain on sale of assets	—	(9.9)
Loss on sale of investments	1.7	—
Defined benefit plan adjustment	8.5	—
Other, net	—	(0.2)
Changes in operating assets and liabilities	1.4	(3.0)
Net cash used in operating activities	(3.1)	(4.1)
Cash Flows from Investing Activities:
Investment in securities	(10.1)	(0.6)
Disbursement related to disposal group	—	(0.8)
Proceeds from sale of assets	—	1.2
Net cash used in investing activities	(10.1)	(0.2)
Cash Flows from Financing Activities:
Proceeds from Orix note payable	16.0	—
Proceeds from Bank Loan	0.4	—
Proceeds from other related parties notes payable	0.4	—
Net cash provided by financing activities	16.8	—

Net change in cash and cash equivalents	3.6	(4.3)
Cash, cash equivalents and restricted cash — beginning of period	5.5	5.3
Cash, cash equivalents and restricted cash — end of period	$9.1	$1.0

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$—	$—

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

The interim Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company owns or controls fifty percent or more of the voting shares or interest in such entity, and has the right to control. The results of entities disposed of are included in the unaudited Condensed Consolidated Financial Statements up to the date of the disposal and, where appropriate, these operations have been reflected as discontinued operations. All inter-company balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported.

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

The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”) and the Nexsan Business, are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our “Asset Management Business,” which consists of our investment advisory business conducted through AAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses or the Nexsan Business. Assets and liabilities directly associated with our Legacy Businesses and Nexsan Business and that are not part of our ongoing operations are included in other assets and other investments. See Note 4 - Discontinued Operations for further information.

Note 2 — New Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be not applicable to the Company’s consolidated results of operations and financial condition.

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

Diluted income per common share is computed on the basis of the weighted average shares outstanding plus the dilutive effect of our stock-based compensation plans, using the “treasury stock” method. Since the exercise price of our stock options is greater than the average market price of the Company’s common stock for the period, we did not include dilutive common equivalent shares for these instruments in the computation of diluted net income per share because the effect would have been anti-dilutive.

The following table sets forth the computation of weighted average basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share amounts)	2020	2019	2020	2019
Numerator:
Loss from continuing operations	$(1.8)	$(1.1)	$(15.0)	$(2.0)
Less: loss attributable to noncontrolling interest	(0.3)	—	(0.7)	—
Net loss from continuing operations attributable to GlassBridge Enterprises, Inc.	(1.5)		(14.3)
Income from discontinued operations, net of income taxes	—	0.5	—	11.0
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$(1.5)	$(0.6)	$(14.3)	$9.0
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted (in thousands)	25.2	25.7	25.2	25.7

Income (loss) per common share attributable to GlassBridge Enterprises, Inc. common shareholders— basic and diluted:
Continuing operations	$(59.37)	$(42.80)	$(567.06)	$(77.82)
Discontinued operations	—	19.46	—	428.02
Net income (loss)	$(59.37)	$(23.34)	$(567.06)	$350.20

Anti-dilutive shares excluded from calculation	0.0	0.0	0.0	0.0

Note 4 — Discontinued Operations

The operating results for the Legacy Businesses and the Nexsan Business are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented, reflecting revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Net revenue	$—	$—	$—	$0.1
Cost of goods sold	—	—	—	0.1
Gross profit	—	—	—	—
Selling, general and administrative	—	—	—	0.3
Restructuring and other	—	(0.2)	—	(0.2)
Other income	—	—	—	(0.6)
Income from discontinued operations, before income taxes	—	0.2	—	0.5
Income on sale of discontinued businesses, before income taxes	—	—	—	9.6
Income tax benefit	—	0.3	—	0.9
Income from discontinued operations, net of income taxes	$—	$0.5	$—	$11.0

Net income of discontinued operations for the six months ended June 30, 2020 decreased by $11.0 million compared to the same period last year due to the sale of the Imation Subsidiaries.

Note 5 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

As of June 30, 2020, approximately $9.0 million of the $9.1 million of cash is restricted.

Other current assets of $1.7 million as of June 30, 2020 include a $0.8 million minimum tax refund of which $0.5 million was received in July 2020.

Total assets of as of June 30, 2020 include a $14.8 million investment in Arrive LLC (“Arrive”). Historically, we accounted for such investments under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of June 30, 2020, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Other assets of $1.1 million as of June 30, 2020 include a $0.3 million minimum tax refund.

Note 6 — Debt

Debt and notes payable consists of the following:

	June 30,	December 31,
	2020	2019
	(In millions)
Pension liability	$—	$13.5
Stock purchase agreement notes payable (see Note 14 – Related Party Transactions)	17.6	17.6
Orix notes payable	29.0	13.0
Deferred financing costs	(2.4)	(2.7)
Bank loan	0.4	—
Other related parties notes payable	0.4	—
Other liabilities	0.1	0.2
Total long term debt	45.1	41.6

Stock purchase agreement notes payable bear interest at a 5% annual rate and mature on December 12, 2022. The interest under the notes is payable in arrears on the first day of each calendar quarter, or, at the Company’s option, in shares of common stock of the Company at a price reflecting market value.

The Company has multiple notes payable with Orix. Notes payable of $16 million issued in March 2020 bear interest at a 5.0% annual rate and mature on September 18, 2021.

Prior Orix notes payable of $13 million bear interest at a 7.5% annual rate and mature on September 30, 2026. Principal payments are due annually, commencing on March 31, 2021, and thereafter on March 31 of each year until maturity. The first two principal installments are $5,000,000 each and the remaining installments are $750,000 each. All accrued interest is due and payable in arrears, commencing on September 30, 2020, and thereafter on September 30 of each year until maturity.

On July 21, 2020, pursuant to a loan prepayment and security termination agreement, the Company prepaid the $16 million notes payable issued in March 2020 to Orix, together with accrued interest of $171,112. The prior Orix notes payable of $13 million was assigned from Adara Enterprises Corp. to Adara Asset Management LLC, which was ultimately sold to GEH Sport LLC, a related party, and, in effect, no longer an obligation of the Company. See Note 15 – Subsequent Events, for further information about these transactions.

On May 5, 2020, the Company received funds under a loan (the “Bank Loan”) from Signature Bank (the “Lender”) in the aggregate amount of $374,065, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Bank Loan, which was in the form of a note, dated April 30, 2020, issued by the Lender, matures on April 30, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 30, 2020. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the Bank Loan may be forgiven as long as the Company uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities. The Company intends to use the entire Bank Loan amount for qualifying expenses.

Other related parties notes payable of $0.4 million is comprised of Demand Notes 4, 5 and 6 described below.

On June 30, 2020, SportBLX issued an unsecured demand note to Clinton Special Opportunities Fund LLC (“CSO”), a related party, in the aggregate principal amount of $150,000 (the Demand Note-4”). The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of June 30, 2020 SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued an unsecured demand note to Mr. De Perio, a related party, in the aggregate principal amount of $40,000 (the Demand Note-5”). The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Mr. De Perio, or (b) July 1, 2021. As of June 30, 2020 SportBLX borrowed $40,000 under the Demand Note-5.

On June 30, 2020, SportBLX issued an unsecured demand note to Sport-BLX Securities, Inc. (“Securities”), a related party, in the aggregate principal amount of $213,793 (the Demand Note-6”). The Demand Note-6 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Securities, or (b) July 1, 2021. As of June 30, 2020 SportBLX borrowed $213,793 under the Demand Note-6.

Scheduled maturities of the Company’s long-term debt, as they exist as of June 30, 2020, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2020	$—
2021	21.4
2022	22.9
2023	0.8
2024	0.8
2025 and thereafter	1.5
Total	47.4

Note 7 — Restructuring and Other Expense

Restructuring expenses generally include severance and related charges, lease termination costs and other costs related to restructuring programs. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. Generally, these charges are reflected in the period in which the Board approves the associated actions, the actions are probable, and the amounts are estimable, which may occur prior to the communication to the affected employee(s). This estimate considers all information available as of the date the financial statements are issued.

Restructuring and other expense was $0.0 million for the three and six months ended June 30, 2020. Restructuring and other expense was $0.0 million and $0.1 million for the three and six months ended June 30, 2019, respectively.

Note 8 — Stock-Based Compensation

We have stock-based compensation awards consisting of stock options under the 2011 Incentive Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, there are no remaining shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan. The Company did not have any stock-based compensation expenses for the three and six months ended June 30, 2020 and 2019.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2019	879	$106.00
Vested	(196)	106.00
Outstanding June 30, 2020	683	$106.00
Exercisable as of June 30, 2020	677	$106.00

As of June 30, 2020, options to purchase 683 shares are outstanding, of which options to purchase 677 shares are exercisable, and the aggregate intrinsic value of all outstanding stock options was $0.0 million. No options were granted or exercised during the three and six months ended June 30, 2020.

As of June 30, 2020, unrecognized compensation expense related to outstanding stock options was immaterial.

Note 9 — Retirement Plans

GlassBridge and the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) entered into an agreement on May 13, 2019 to terminate the Imation Cash Balance Pension Plan (the “Plan”) based on the PBGC’s findings that (i) the Plan did not meet the minimum funding standard required under Section 412 of the Internal Revenue Code of 1986, as amended; (ii) the Plan would be unable to pay benefits when due and (iii) the Plan should be terminated in order to protect the interests of the Plan participants. GlassBridge and all other members of the Company’s controlled group (within the meaning of 29 U.S.C. §1301(a)(14)) (collectively, and including the Company, the “Controlled Group Members”)) were jointly and severally liable to the PBGC for all liabilities under Title IV of ERISA in connection with the Plan’s termination, including unfunded benefit liabilities, due and unpaid Plan contributions, premiums, and interest on each of the foregoing (the “Pension Liabilities”), as a result of which a lien in favor of the Plan, on all property of each Controlled Group Member, arose and was perfected by PBGC (the “Lien”). On October 1, 2019, the Company entered into a settlement agreement (“Settlement Agreement”) with the PBGC. Pursuant to the terms of the Settlement Agreement, GlassBridge paid $3,000,000 in cash to PBGC on October 3, 2019 (the “Settlement Payment”). Per the terms of the Settlement Agreement and following the Settlement Payment on October 3, 2019, the PBGC released all Controlled Group Members from the Lien, as of January 6, 2020.

Note 10 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income (loss) excluding unusual or infrequently occurring discrete items. For the three months ended June 30, 2020, we recorded income tax from continuing operations of $0.0 million on a loss of $1.8 million. For the three months ended June 30, 2019, we recorded income tax from continuing operations of $0.0 million on a loss of $1.1 million. The effective income tax rate for the three months ended June 30, 2020 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

The Company received income tax refunds of approximately $1.1 million and $0.5 million related to the Tax Reform Act’s elimination of corporate alternative minimum tax and the ability to receive refunds of AMT credit carryovers in July 2019 and July 2020, respectively. The Company expects to receive additional income tax refunds of $0.3 million in 2021 and $0.3 million in 2022.

We file income tax returns in multiple jurisdictions that are subject to review by various U.S and state taxing authorities. Our U.S. federal income tax returns for 2016 through 2019, and certain state returns from 2014 to present, are open to examination.

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

The Company did not purchase any shares during the three months ended June 30, 2020. Since the inception of the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million, and, as of June 30, 2020, we had remaining authorization to repurchase 1,720 additional shares. The treasury stock held as of June 30, 2020 was acquired at an average price of $8,496.47 per share.

Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2019	2,927
Purchases	—
Restricted stock grants	—
Forfeitures and other	—
Balance as of June 30, 2020	2,927

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans
Balance as of December 31, 2019	$(20.6)
Amounts reclassified from accumulated other comprehensive income, net of tax	20.6
Balance as of June 30, 2020	$—

Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations Where
	Three Months Ended June 30,		Six Months Ended June 30,		(Income) Loss is Presented
(In millions)	2020	2019	2020	2019
Amortization of net actuarial loss	$—	$—	$—	$0.1	Other income (expense)
Reclassification of pension liability, net of taxes	—	—	20.6	—	Other income (expense)
Total reclassifications for the period	$—	$—	$20.6	$0.1

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

As of June 30, 2020, the asset management business and sports technology platform are our reportable segments.

We evaluate segment performance based on revenue and operating loss. The operating loss reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. The corporate and unallocated operating loss includes costs that are not allocated to the business segments in management’s evaluation of segment performance, such as litigation settlement expense, corporate expense and other expenses.

Net revenue, operating loss from continuing operations and assets by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Net revenue
Asset management business	$—	$0.1	$—	$0.1
Sports technology platform	0.3	—	0.3	—
Total net revenue	0.3	0.1	0.3	0.1
Operating income (loss) from continuing operations
Asset management business	(1.2)	0.1	(2.3)	0.1
Sports technology platform	(0.2)	—	(0.7)	—
Total segment operating income (loss)	(1.4)	0.1	(3.0)	0.1
Corporate and unallocated	(0.3)	(1.2)	(0.8)	(2.0)
Restructuring and other	—	—	—	(0.1)
Total operating loss	(1.7)	(1.1)	(3.8)	(2.0)
Interest expense	(0.6)	—	(1.1)	—
Realized losses on investments	0.5	—	(1.7)	—
Defined benefit plan adjustment	—		(8.5)
Other income (expense), net	—	—	0.1	—
Loss from continuing operations before income taxes	$(1.8)	$(1.1)	$(15.0)	$(2.0)

	June 30,	December 31,
(In millions)	2020	2019
Assets
Asset management business	$33.0	$16.8
Sports technology platform	50.9	50.8
Total segment assets	83.9	67.6
Corporate and unallocated	2.2	8.8
Total consolidated assets	$86.1	$76.4

Note 13 — Litigation, Commitments and Contingencies

The Company may be a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of August 14, 2020, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of June 30, 2020 and December 31, 2019, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us to liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of June 30, 2020. Compliance with environmental regulations has not had a material adverse effect on our financial results.

Note 14 — Related Party Transactions

On January 1, 2019, the Company and Clinton Group Inc. (“Clinton”) entered into a management service agreement (the “Management Service Agreement”), pursuant to which Clinton agreed to provide certain services to the Company.

Prior to being appointed our Chief Executive Officer and Chief Financial Officer, respectively, Daniel A. Strauss served as our Chief Executive Officer, and Francis Ruchalski served as our Chief Financial Officer, pursuant to the terms of the Amended and Restated Services Agreement we entered into with Clinton on March 31, 2019 (the “Amended Services Agreement”) Clinton also made available other employees of Clinton as necessary to manage certain business functions as deemed necessary in the sole discretion of Clinton to provide other management services. The Amended Services Agreement was terminated effective March 31, 2020.

Clinton paid Mr. Strauss and Mr. Ruchalski compensation and benefits under the Amended Services Agreement through December 15, 2019, and they became employees of the Company on December 18, 2019 and December 16, 2019, respectively.

As of June 30, 2020, the Company paid Clinton $2,400,000 under the Amended Services Agreement and the Management Service Agreement, recording $312,500 and $775,000 within “Selling, general and administrative” in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019, respectively.

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

On December 12, 2019, the Company purchased from Mr. Hall 37,924 shares of SportBLX common stock in exchange for $1,346,302 in cash and a $12,116,718 principal amount promissory note bearing interest at a 5% annual rate, due December 12, 2022. On the same date, the Company purchased from Joseph A. De Perio (“Mr. De Perio”) 17,076 shares of SportBLX common stock in exchange for $606,198 in cash and a $5,455,782 principal amount promissory note bearing 5% interest, due December 12, 2022. Interest under the notes is payable in arrears on the first day of each calendar quarter in cash, or, at the Company’s option, in shares of common stock of the Company at a price reflecting market value. Mr. De Perio owns 2.5% of the Company’s common stock, is a member of the Board of Directors of the Company, and is SportBLX’s president.

In connection with the successful consummation of a settlement with the PBGC, the Board voted on May 3, 2019 to furnish to Clinton a one-time cash payment of $250,000 in consideration of Clinton’s efforts regarding the same.

On November 15, 2019, the Company, and CSO entered into a Credit Facility Letter Agreement (the “Letter Agreement”) pursuant to which the Company extended to CSO a one-year revolving credit facility in the aggregate principal amount up to $1,000,000. The loan is evidenced by a grid note bearing interest at a 10% annual rate, which matures November 15, 2020 (the “Note”). CSO’s obligations under the Letter Agreement and the Note are secured by security interests in all of CSO’s assets, including all of CSO’s Company common stock, and guaranteed by Mr. Hall, CSO’s sole member. As of June 30, 2020 and December 31, 2019, CSO borrowed $780,000 and $250,000, respectively (for a total $750,000 principal amount outstanding, as of June 30, 2020), under the Letter Agreement.

On June 5, 2020, SportBLX entered into a subscription agreement (the “Securities Subscription”) with Securities for SportBLX’s proprietary sports-based alternative asset trading platform (the “Platform”) via which the customer, Securities, may issue sports-related securities that are tradeable by investors. Mr. Hall and Mr. De Perio own 65.5% and 28.1% of Securities, respectively. As consideration for the Securities Subscription, SportBLX received a one-time upfront subscription fee of $150,000 and will receive a monthly subscription fee of $100,000 during the first year of the contract. The fee increases to $137,500, monthly, for the remaining year of the initial term. Thereafter, upon renewal, SportBLX may increase the fee by an amount not to exceed five percent of the previous year’s fee. The agreement also provides fees of $75,000 for each new tradable asset listed by the customer on the Platform. The Securities Subscription is effective for a two year term and automatically renews for consecutive one-year renewal terms unless either party provides notice to the other party of its intention not to renew prior to the end of the initial or renewal term. Either party may terminate the agreement for convenience upon 30 days’ notice to the other party. As of June 30, 2020, SportBLX invoiced $250,000 in fees from Securities under the Securities Subscription which was recorded as revenue. $175,000 of this revenue was collected as June 30, 2020, and the remaining $75,000 is payable in August 2020.

On June 30, 2020, SportBLX issued Demand Note-4 to CSO in the aggregate principal amount of $150,000. The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of June 30, 2020 SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued Demand Note-5 to Mr. De Perio in the aggregate principal amount of $40,000. The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Mr. De Perio, or (b) July 1, 2021. As of June 30, 2020 SportBLX borrowed $40,000 under the Demand Note-5.

On June 30, 2020, SportBLX issued Demand Note-6 to Securities in the aggregate principal amount of $213,793. The Demand Note-6 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Securities, or (b) July 1, 2021. As of June 30, 2020 SportBLX borrowed $213,793 under the Demand Note-6.

As of June 30 2020, SportBLX owns 6 shares of Series B Common Tokens of SportBLX Thoroughbreds Corp. (“SportBLX Thoroughbreds”), which represented 100% of the voting shares of SportBLX Thoroughbreds. At this time, the activity of SportBLX Thoroughbreds is immaterial and is not included in these Condensed Consolidated Financial Statements.

Note 15 — Subsequent Events

The Company and certain of its subsidiaries completed the following actions, pursuant to the agreements identified below, each dated July 21, 2020, except as otherwise noted. As a result of these transactions, the Company became the sole stockholder of Adara Enterprises Corp. (“AEC”), 100% owner of GlassBridge Arrive Investor, LLC, which is the investment arm of Roc Nation, and owner of 50.1% of the outstanding shares of Sport-BLX, and the Company and AEC disposed of their obligations under the Orix notes payable.

●	Pursuant to a Loan Prepayment and Security Termination Agreement, among the Company, its wholly owned subsidiary Glassbridge Athlete, LLC (“Athlete”), and ORIX PTP Holdings, LLC (“Orix”), Athlete prepaid the $16,000,000 principal amount of a loan made to it by Orix pursuant to a Secured Promissory Note Agreement, dated March 17, 2020 (the “Note Agreement”), together with accrued interest of $171,112. The Note Agreement, except with respect to certain indemnification obligations, and a Security Agreement and a Pledge Agreement, each of even date with the Note Agreement, pursuant to which, respectively, Athlete granted to Orix a security interest in substantially all of Athlete’s assets, and the Company pledged to Orix all of the Company’s membership interest in Athlete, were terminated. Until the transactions described below, Orix owned 20.1% of AEC, of which the Company had owned the remaining 79.9%.

●	Pursuant to an Asset Distribution Agreement, Adara Asset Management, LLC, a wholly owned subsidiary of AEC (“AAM”), AAM distributed to AEC all of AAM’s 100% membership interests in GlassBridge Arrive Investor, LLC, GlassBridge Multi Strategy GP, LLC, and GlassBridge Quant Strategy GP, LLC. As a result, AAM’s only asset was its ownership of the general partner interest in The Sports & Entertainment Fund, L.P., which holds a $17.8 million investment, and the related commodities pool operator registration. Thereafter, pursuant to an Asset Contribution Agreement between the Company and AEC, the Company contributed $1,790,000 to AEC, and, pursuant to an Asset Contribution Agreement, between AEC and Adara AAM, AEC contributed the same amount to AAM.

●	Pursuant to an Assignment and Assumption of Promissory Notes among AEC, AAM, and Orix (“Assignment Agreement”), AAM assumed AEC’s obligations under the two Orix notes payable, each dated September 30, 2019 and maturing September 30, 2026, in principal amounts totaling $13,000,000 made by AEC to the Company, which the Company assigned to Orix pursuant to an Agreement Relating to the Assignment and Assumption of Promissory Notes, dated October 1, 2019, among AEC, the Company, and Orix (“2019 Assignment”). Also pursuant to the Assignment Agreement, the 2019 Assignment terminated, and Orix released security interests granted to it by AEC under the 2019 Assignment, effective with execution of a Debt Exchange and Secured Loan Agreement, among AAM, GEH Sport LLC (“GEH”), and Orix, described below.

●	Pursuant to a Membership Purchase Agreement between AEC and GEH, AEC sold 100% of AAM’s membership interests to GEH for $1.00. GEH is wholly owned by Mr. Hall, the beneficial owner of 29.1% of the Company’s outstanding stock.

●	Pursuant to a Debt Exchange and Secured Loan Agreement among GEH, AAM, and Orix, Orix exchanged the Orix notes payable for a new loan to and a $13,000,000 principal amount promissory note from AAM and a warrant to purchase Class A Units of AAM.

●	Pursuant to a Loan and Security Agreement among ESW Holdings, LLC (“ESW”), AEC, and the Company (the “LSA”), AEC borrowed $11,000,000 from ESW, the proceeds of which were applied, among other things, to finance the transactions referred to in the third preceding paragraph and the Company’s purchase of Orix’s AEC shares, as described below. The loan is due January 20, 2021, with $1,100,000 interest. Also, AEC granted to ESW a security interest in all of AEC’s assets pursuant to the LSA, which, in addition to customary representations and warranties and covenants, prohibits AEC from entering into any agreement without ESW’s consent, or, subject to exceptions, incur or prepay any indebtedness, incur any liens, or make distributions on or payments with respect to its shares, and requires AEC to maintain at least $500,000 in cash or cash equivalents in controlled accounts. ESW may accelerate the loan upon a payment default; covenant default, in some cases after notice; a material adverse change in AEC’s business, assets, financial condition, ability to repay the loan, or in the perfection, value, or priority of ESW’s security interests in AEC’s assets; attachment of a material part of AEC’s assets; AEC’s or the Company’s insolvency; AEC’s default in its obligations under other agreements totaling $100,000 or more; AEC’s incurring judgments or settlements totaling $100,000 or more; or a change in AEC’s ownership; or if any material representation by AEC under the LSA is untrue. The LSA provides that, in event of AEC’s default other than for a material representation, AEC and ESW will act in good faith to effect a reorganization of AEC in bankruptcy, pursuant to which ESW acquires from the Company all equity in AEC and certain of its assets, for $8,500,000, and AEC’s cash, shares of its subsidiaries, including Sport-BLX, Inc., and a right to use AEC software and intellectual property within the sports industry are distributed to the Company. In connection with the LSA, pursuant to a Limited Recourse Stock Pledge Agreement, the Company pledged to ESW all of the Company’s AEC stock and 30% of the outstanding stock of SportBLX, and, pursuant to a Subscription Agreement, ESW purchased 100 shares of AEC’s Series A Preferred Stock for a total purchase price of $25,000. Upon any liquidation, dissolution, or winding up of AEC, each holder of Series A Preferred Stock is entitled to a liquidation preference of $1500 per share and no more. Holders of Series A Preferred Stock vote together with holders of common stock on all matters, and each share of Series A Preferred Stock entitles the holder to one vote.

●	Pursuant to a Software Assignment Agreement, dated July, 20, 2020, AEC purchased from GEH Capital, LLC, wholly owned by Mr. Hall, certain of that company’s quantitative trading software, for $1,750,000. The software is included in the assets in which ESW has a security interest.

●	Pursuant to a Stock Purchase Agreement between Orix and the Company, the Company bought all of Orix’s AEC shares for $4,562,700. Pursuant to a Termination of Stockholders’ Agreement, the Company and Orix terminated the Stockholders Agreement, dated October 1, 2019, between them relating to their AEC shares, which, among other things, entitled Orix to appoint one director, to put Orix’s AEC shares to the Company at book value, or purchase the Company’s AEC shares at book value plus 20%, subject to the Company’s right to buy Orix’s AEC shares at that price.

In connection with the closing of the above-described transactions, the Company paid a $250,000 consulting fee to Mr. Hall and a $200,000 consulting fee to Alexander Fletcher. Alex Spiro, a Company director who introduced Alexander Fletcher to the Company, will receive $120,000 of the consulting fee.

In addition, the Company, Clinton, and CSO agreed to terminate a Credit Facility Letter Agreement, dated November 15, 2019, between the Company and CSO, and to offset CSO’s obligation of $520,000 principal amount and accrued interest thereunder against the Company’s interest obligations under a $12,116,718 Promissory Note, dated December 15, 2019, made by the Company to Mr. Hall.

The following unaudited pro forma condensed consolidated balance sheet for the six months ended June 30, 2020, has been prepared to give effect to the transactions as if they had been completed and entered into, respectively, on June 30, 2020.

The unaudited pro forma condensed consolidated balance sheet is for informational purposes only and is not necessarily indicative of what our financial performance or financial position would have been had the transactions been completed on the dates assumed nor is such unaudited pro forma financial information necessarily indicative of the results expected in any future period.

GLASSBRIDGE ENTERPRISES, INC.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited) (In millions, except per share amounts)

	June 30, 2020	Orix	ESW	Hall	Other
	As Reported	Agreements	Agreements	Agreements	Agreements	Pro Forma
Assets
Current assets:
Cash and cash equivalents	$9.1	$(13.0)	$10.8	$(3.8)	$(0.2)	$2.9
Short term investments	8.6	(8.6)				—
Accounts receivable, net	0.2					0.2
Other current assets	1.7					1.7
Total current assets	19.6	(21.6)	10.8	(3.8)	(0.2)	4.8
Goodwill (provisional)	50.6					50.6
Arrive LLC long term investment	14.8					14.8
Software				1.7		1.7
Other assets and other investments	1.1			(0.5)		0.6
Total assets	$86.1	$(21.6)	$10.8	$(2.6)	$(0.2)	$72.5
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2.0					$2.0
ESW note payable	—		11.0			11.0
Other current liabilities	2.1	(1.0)		(0.5)		0.6
Total current liabilities	4.1	(1.0)	11.0	(0.5)	—	13.6
Stock purchase agreement notes payable	17.6					17.6
Orix notes payable	26.6	(16.0)		(10.6)		—
Bank loan	0.4					0.4
Other related parties notes payable	0.4					0.4
Other liabilities	0.1					0.1
Total liabilities	49.2	(17.0)	11.0	(11.1)	—	32.1
Shareholders’ deficit:
Additional paid-in capital	1,053.9	(3.0)		8.5		1,059.4
Accumulated deficit	(1,017.0)		(0.2)		(0.2)	(1,017.4)
Treasury stock	(24.9)					(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity (deficit)	12.0	(3.0)	(0.2)	8.5	(0.2)	17.1
Noncontrolling interest	24.9	(1.6)				23.3
Total shareholders’ equity	36.9	(4.6)	(0.2)	8.5	(0.2)	40.4
Total liabilities and shareholders’ equity (deficit)	$86.1	$(21.6)	$10.8	$(2.6)	$(0.2)	$72.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Risk Factors

We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the SEC and in our reports to shareholders.

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning the launch of our asset management business and related investment vehicles, strategic initiatives and potential acquisitions, the results of operations of our existing business lines, the impact of legal or regulatory matters on our business, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: our need for substantial additional capital in order to fund our business; our ability to realize the anticipated benefits of our restructuring plan and other recent significant changes; significant costs relating to pending and future litigation; our ability to attract and retain talented personnel; the structure or success of our participation in any joint investments; risks associated with any future acquisition or business opportunities; our need to consume resources in researching acquisitions, business opportunities or financings and capital market transactions; our ability to integrate additional businesses or technologies; the impact of our reverse stock split on the market trading liquidity of our common stock; the market price volatility of our common stock; our need to incur asset impairment charges for intangible assets; significant changes in discount rates, rates of return on pension assets and mortality tables; our reliance on aging information systems and our ability to protect those systems against security breaches; our ability to integrate accounting systems; changes in tax guidance and related interpretations and inspections by tax authorities; our ability to raise capital from third party investors for our asset management business; the efforts of key personnel of the Clinton Group, Inc. (“Clinton”) and the performance of its overall business; our ability to comply with extensive regulations relating to the launch and operation of our asset management business; our ability to compete in the intensely competitive asset management business; the performance of any investment funds we sponsor or accounts we manage, including any fund or account managed by Clinton; difficult market and economic conditions, including changes in interest rates and volatile equity and credit markets; our ability to achieve steady earnings growth on a quarterly basis in our asset management business; the significant demands placed on our resources and employees, and associated increases in expenses, risks and regulatory oversight, resulting from the potential growth of our asset management business; our ability to establish a favorable reputation for our asset management business; the lack of operating history of our asset manager subsidiary and any funds that we may sponsor; our ability to develop and deliver differentiated and innovative products as well as various factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and from time to time in our filings with the SEC.

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

On March 31, 2019, the Company sold all of its international subsidiaries (“Imation Subsidiaries”) to IMN Capital Holdings, Inc. (“IMN Capital”). Certain Company subsidiaries, including the Imation Subsidiaries, are parties to legal proceedings relating to payments that the Imation Subsidiaries made pursuant to European Union copyright levies (the “Subsidiary Litigation”). As consideration for the sale, IMN Capital paid the Company $280,000 and agreed to pay the Company 25% of all net proceeds from the Subsidiary Litigation. The Company recorded a one-time non-cash gain of approximately $10 million in connection with the sale. See Part II, Item 1for current status of extant litigation.

On May 13, 2019, GlassBridge and the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) entered into an agreement to terminate the Imation Cash Balance Pension Plan based on the PBGC’s findings that (i) the Plan did not meet the minimum funding standard required under Section 412 of the Internal Revenue Code of 1986, as amended; (ii) the Plan would be unable to pay benefits when due; and (iii) the Plan should be terminated to protect the interests of the Plan participants. GlassBridge and all other members of the Company’s controlled group were liable to the PBGC for all obligations under ERISA in connection with the Plan’s termination. On October 1, 2019, the Company entered into a settlement agreement (“Settlement Agreement”) with the PBGC. Pursuant to the terms of the Settlement Agreement, GlassBridge paid $3,000,000 in cash to PBGC on October 3, 2019 (the “Settlement Payment”). Per the terms of the Settlement Agreement and following the Settlement Payment on October 3, 2019, the PBGC released all Controlled Group Members as of January 6, 2020.

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

On December 12, 2019, the Company purchased from Joseph A. De Perio (“Mr. De Perio”) 17,076 shares of SportBLX common stock in exchange for $606,198 in cash and a $5,455,782 principal amount promissory note bearing interest at a 5% annual rate, due December 12, 2022. On the same date, the Company purchased from Mr. Hall, 37,924 shares of SportBLX common stock in exchange for $1,346,302 in cash and a $12,116,718 principal amount promissory note bearing 5% interest, due December 12, 2022. Interest under the notes is payable in arrears on the first day of each calendar quarter in cash, or, at the Company’s option, in shares of common stock of the Company at a price reflecting market value.

Mr. De Perio owns 2.5% of the Company’s common stock, is a member of the Board of Directors of the Company, and is SportBLX’s president. Mr. Hall beneficially owns approximately 29.1% of our outstanding shares.

On December 18, 2019, we terminated our Services Agreement and Management Services Agreement, effective March 31, 2020, with Clinton, as the Company began to provide for itself the services Clinton provided under the agreements.

On March 17, 2020, the Company borrowed $16.0 million from Orix in the form of a note payable and invested the proceeds in The Sports and Entertainment Fund, L.P. The investment was liquidated and the note was repaid in July 2020. See Note 15 – Subsequent Events of Notes to Condensed Consolidated Financial Statements for a description of events occurring after the period reported upon.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended June 30, 2020

●	Net revenue from continuing operations of $0.3 million for the three months ended June 30, 2020 was up $0.2 compared with $0.1 million in the same period last year.

●	Operating loss from continuing operations was $1.7 million for the three months ended June 30, 2020 compared to an operating loss of $1.1 million in the same period last year. This was an increase of $0.6 million, primarily due to the development of the operations of SportBLX and Adara.

●	Basic and diluted loss per share from continuing operations was $59.37 for the three months ended June 30, 2020, compared with a basic and diluted loss per share of $42.80 for the same period last year.

Consolidated Results of Operations for the Six Months Ended June 30, 2020

●	Net revenue from continuing operations of $0.3 million for the six months ended June 30, 2020 was up $0.2 compared with $0.1 million in the same period last year.

●	Operating loss from continuing operations was $3.8 million for the six months ended June 30, 2020 compared to an operating loss of $2.0 million in the same period last year. This was an increase of $1.8 million, primarily due to the development of the operations of SportBLX and Adara.

●	Basic and diluted loss per share from continuing operations was $567.06 for the six months ended June 30, 2020, compared with a basic and diluted loss per share of $77.82 for the same period last year.

Cash Flow/Financial Condition for the Six Months Ended June 30, 2020

●

Cash and cash equivalents totaled $9.1 million at June 30, 2020 compared with $5.5 million at December 31, 2019. The increase in the cash balance of $3.6 million was primarily due to the start of the liquidation of The Sports and Entertainment Fund, L.P.

Results of Operations

The following discussion relates to continuing operations unless indicated otherwise. The operating results of our former Legacy Businesses and the Nexsan Business are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for further information on these divestitures. “NM” means that the percentage amount is not meaningful.

Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Net revenue	$0.3	$0.1	200%	$0.3	$0.1	200%

Net revenue for the three and six months ended June 30, 2020 were $0.3 million.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Selling, general and administrative	$2.0	$1.2	66.7%	$4.1	$2.0	105.0%
As a percent of revenue	666.7%	1,200.0%		1,366.7%	2,000.0%

SG&A expense increased for the three months ended June 30, 2020 by $0.8 million (or 66.7%) compared with the same period last year primarily due to the development of the operations of SportBLX and Adara.

SG&A expense increased for the six months ended June 30, 2020 by $2.1 million (or 105.0%) compared with the same period last year primarily due to the development of the operations of SportBLX and Adara.

Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Restructuring and other	$—	$—	NM	$—	$0.1	NM

Restructuring and other expenses were $0.0 million for the three months ended June 30, 2020 and 2019.

Restructuring and other expenses were $0.0 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.

See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Operating Loss from Continuing Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Operating loss from continuing operations	$(1.7)	$(1.1)	54.5%	$(3.8)	$(2.0)	90.0%
As a percent of revenue	(566.7)%	(1,100.0)%		(1,266.7)%	(2,000.0)%

Operating loss from continuing operations increased by $0.6 million for the three months ended June 30, 2020 compared with the same period last year primarily due to the development of the operations of SportBLX and Adara.

Operating loss from continuing operations increased by $1.8 million for the six months ended June 30, 2020 compared with the same period last year primarily due to the development of the operations of SportBLX and Adara.

Other Income (Expense)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Interest expense	$(0.6)	$—	NM	$(1.1)	$—	NM
Realized income (loss) on investments	0.5	—	NM	(1.7)	—	NM
Defined benefit plan adjustment	—	—	NM	(8.5)	—	NM
Other income, net	—	—	NM	0.1	—	NM
Total other expense	$(0.1)	$—	NM	$(11.2)	$—	NM
As a percent of revenue	(33.3)%	NM		(3,733.3)%	NM

Total other expense for the three months ended June 30, 2020 was $0.1 million compared to $0.0 million for the same period last year.

Total other expense for the six months ended June 30, 2020 was $11.2 million compared to $0.0 million for the same period last year.

Income Tax Benefit (Provision)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Income tax benefit (provision)	$—	$—	NM	$—	$—	NM
Effective tax rate	0.0%	0.0%		0.0%	0.0%

Income tax for the three months ended June 30, 2020 and 2019 was $0.0 million. The effective income tax rate for the three months ended June 30, 2020 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

Income from Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Net revenue	$—	$—	$—	$0.1
Cost of goods sold	—	—	—	0.1
Gross profit	—	—	—	—
Selling, general and administrative	—	—	—	0.3
Restructuring and other	—	(0.2)	—	(0.2)
Other income	—	—	—	(0.6)
Income from discontinued operations, before income taxes	—	0.2	—	0.5
Income on sale of discontinued businesses, before income taxes	—	—	—	9.6
Income tax benefit	—	0.3	—	0.9
Income from discontinued operations, net of income taxes	$—	$0.5	$—	$11.0

Discontinued operations are comprised of results from our Legacy Businesses and the Nexsan Business. For the three and six months ended June 30, 2020, income from discontinued operations decreased by $0.5 million and $11.0 million, respectively, compared with the same periods last year due to the Subsidiary Sale in 2019.

See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.

Segment Results

The asset management business and the sports technology platform, SportBLX, are our two reportable segments as of June 30, 2020. Results of the Legacy Businesses and Nexsan Business are reported in discontinued operations.

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

Information related to our segments is as follows:

Asset Management Business

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Operating income (loss)	$(1.2)	$0.1	(1,300.0)%	$(2.3)	$0.1	(2,400.0)%

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Sports Technology Platform

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Operating income (loss)	$(0.2)	$—	NM	$(0.7)	$—	NM

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

Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Corporate and unallocated operating loss	$(0.3)	$(1.2)	(75.0)%	$(0.8)	$(2.0)	(60.0)%
Restructuring and other	—	—	NM	—	(0.1)	NM
Total	$(0.3)	$(1.2)		$(0.8)	$(2.1)

For the three months ended June 30, 2020, corporate and unallocated operating loss consists of $0.3 million of corporate general and administrative expenses, a 75.0% decrease from the prior year. Restructuring and other expenses were $0.0 million for the three months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, corporate and unallocated operating loss consists of $0.8 million of corporate general and administrative expenses, a 60.0% decrease from the prior year. Restructuring and other expenses $0.0 million and $(0.1) million for the six months ended June 30, 2020 and 2019, respectively.

See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and six months ended June 30, 2020.

Financial Position

Our cash and cash equivalents balance as of June 30, 2020 was $9.1 million compared to $5.5 million as of December 31, 2019.

Our accounts payable balance as of June 30, 2020 was $2.0 million compared to $2.0 million as of December 31, 2019.

Our other current liabilities balance as of June 30, 2020 was $2.1 million compared to $1.5 million as of December 31, 2019.

Liquidity and Capital Resources

Cash Flows Provided by (Used in) Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2020	2019
Net income (loss)	$(15.0)	$9.0
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.3	—
Gain on sale of assets	—	(9.9)
Loss on sale of investments	1.7	—
Defined benefit plan adjustment	8.5	—
Other, net	—	(0.2)
Changes in operating assets and liabilities	1.4	(3.0)
Net cash used in operating activities	$(3.1)	$(4.1)

Cash used in operating activities was $3.1 million for the six months ended June 30, 2020, which was primarily due to the development of the operations of SportBLX and Adara. Cash used in operating activities was $4.1 million for the six months ended June 30, 2019, primarily relating to corporate expenditures, legal settlements and related costs.

Cash Flows Provided by Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2020	2019
Investment in securities	(10.1)	(0.6)
Disbursement related to disposal group	—	(0.8)
Proceeds from sale of assets	—	1.2
Net cash used in investing activities	$(10.1)	$(0.2)

For the six months ended June 30, 2020 cash used in investing activities includes the purchase of securities for The Sports and Entertainment Fund, L.P.

For the six months ended June 30, 2019 cash used in investing activities includes $1.2 million from the sale of IP addresses offset by deconsolidated international cash of $0.8 million in connection with the Subsidiary Sale and $0.6 million invested in Sport-BLX, Inc.

Cash Flows Provided by Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2020	2019
Proceeds from Orix note payable	16.0	—
Proceeds from Bank Loan	0.4	—
Proceeds from other related parties notes payable	0.4	—
Net cash provided by financing activities	$16.8	$—

Cash provided by financing activities for the six months ended June 30, 2020 relates to an Orix note payable, a note payable issued under the Paycheck Protection Program (the “Bank Loan”) and notes payables from other related parties. See Note 6 - Debt and Note 14 – Related Party Transactions for more information.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $9.1 million cash and cash equivalents on hand as of June 30, 2020.

Our operations are expected to be funded over the next twelve months with our cash of $9.1 million as of June 30, 2020, proceeds from the ESW Loan received in July 2020, a $0.5 million tax refund received in July 2020 and redemption of investments, if needed.

Off Balance Sheet Arrangements

As of June 30, 2020, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

A discussion of the Company’s critical accounting policies was provided in Part II — Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 2 - New Accounting Pronouncements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, herein, for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020, the end of the period covered by this report, the Chief Executive Officer, Daniel Strauss, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended June 30, 2020, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of June 30, 2020, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date:	August 14, 2020		/s/ Francis Ruchalski
		Name:	Francis Ruchalski
		Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

