Form 10-Q
period 2020-09-30
GlassBridge Enterprises, Inc.
filed 2020-11-16
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,170 shares of Common Stock, par value $0.01 per share, were outstanding as of October 31, 2020.

GLASSBRIDGE ENTERPRISES, INC.

PAGE
PART I. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	3
Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019	4
Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	5
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	7
Notes to Condensed Consolidated Financial Statements	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4. CONTROLS AND PROCEDURES	25
PART II. OTHER INFORMATION	26
ITEM 1. LEGAL PROCEEDINGS	26
ITEM 1A. RISK FACTORS	26
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4. MINE SAFETY DISCLOSURES	26
ITEM 5. OTHER INFORMATION	26
ITEM 6. EXHIBITS	27
SIGNATURE	28
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue	$0.4	$—	$0.7	$0.1
Operating expenses:
Selling, general and administrative	3.0	0.5	7.1	2.5
Restructuring and other	—	—	—	0.1
Total operating expenses	3.0	0.5	7.1	2.6
Operating loss from continuing operations	(2.6)	(0.5)	(6.4)	(2.5)
Other income (expense):
Interest expense	(0.7)	—	(1.8)	—
Realized loss on investments	(0.1)	—	(1.8)	—
Defined benefit plan adjustment	—	—	(8.5)	—
Other expense, net	(0.1)	—	—	—
Total other expense	(0.9)	—	(12.1)	—
Loss from continuing operations before income taxes	(3.5)	(0.5)	(18.5)	(2.5)
Loss from continuing operations	(3.5)	(0.5)	(18.5)	(2.5)
Discontinued operations:
Income on sale of discontinued operations, net of income taxes	—	—	—	10.5
Income from discontinued operations, net of income taxes	—	(0.2)	—	0.3
Income from discontinued operations, net of income taxes	—	(0.2)	—	10.8
Net income (loss)	$(3.5)	$(0.7)	$(18.5)	$8.3
Less: Net loss attributable to noncontrolling interest	(0.2)	—	(0.9)	—
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$(3.3)	$(0.7)	$(17.6)	$8.3

Income (loss) per common share attributable to GlassBridge Enterprises, Inc. common shareholders — basic and diluted:
Continuing operations	$(131.13)	$(19.86)	$(698.19)	$(99.44)
Discontinued operations	—	7.95	—	421.67
Net income (loss)	$(131.13)	$(27.81)	$—	$322.23

Weighted average common shares outstanding:
Basic and diluted	25.2	25.1	25.2	25.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(3.5)	$(0.7)	$(18.5)	$8.3

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Reclassification of adjustment for defined benefit plans recorded in net loss	—	—	20.6	0.1
Total net pension adjustments	—	—	20.6	0.1

Total other comprehensive income, net of tax	—	—	20.6	0.1

Comprehensive income (loss)	(3.5)	(0.7)	2.1	8.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2.0	$5.5
Short term investments	—	0.2
Accounts receivable, net	0.2	0.1
Prepaid operating expenses	—	1.7
Other current assets	1.5	1.1
Total current assets	3.7	8.6
Property and equipment, net	1.6	—
Goodwill (provisional)	50.6	50.6
Arrive LLC long term investment	12.8	14.8
Other assets and other investments	1.0	2.4
Total assets	$69.7	$76.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1.8	$2.0
Other current liabilities	1.3	1.5
Total current liabilities	3.1	3.5
Pension liability	—	13.5
Stock purchase agreement notes payable (See Note 14 – Related Party Transactions)	17.6	17.6
Orix notes payable (See Note 6 - Debt)	—	10.3
ESW note payable (See Note 6 – Debt)	10.8	—
Bank loan (See Note 6 – Debt)	0.4	—
Other related parties notes payable (See Note 14 – Related Party Transactions)	0.2	—
Other liabilities	0.1	0.2
Total liabilities	32.2	45.1
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000, 28,097 issued at September 30, 2020; 28,097 issued at December 31, 2019	—	—
Additional paid-in capital	1,059.6	1,053.9
Accumulated deficit	(1,020.3)	(1,002.7)
Accumulated other comprehensive loss	—	(20.6)
Treasury stock, at cost: 2,927 shares at September 30, 2020; 2,927 shares at December 31, 2019	(24.9)	(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity	14.4	5.7
Noncontrolling interest	23.1	25.6
Total shareholders’ equity	37.5	31.3
Total liabilities and shareholders’ equity	$69.7	$76.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non- controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Equity
Balance as of December 31, 2019	28,097	$—	$1,053.9	$(1,002.7)	$(20.6)	2,927	$(24.9)	$25.6	$31.3
Net loss				(17.6)				(0.9)	(18.5)
Acquisition of noncontrolling interest of Adara Enterprises, Corp.			(3.0)					(1.6)	(4.6)
Disposition of Adara Asset Management to a related party			8.7						8.7
Pension adjustments, net of tax					20.6				20.6
Balance as of September 30, 2020	28,097	$—	$1,059.6	$(1,020.3)	$—	2,927	$(24.9)	$23.1	$37.5

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non- controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Deficit
Balance as of December 31, 2018	28,097	$—	$1,048.9	$(1,022.9)	$(20.7)	2,402	$(24.7)	$—	$(19.4)
Net income				8.3					8.3
Pension adjustments, net of tax					0.1				0.1
Purchase of treasury stock						450	(0.0)		(0.0)
Restricted stock grants and other			0.2			75	(0.2)		—
Balance as of September 30, 2019	28,097	$—	$1,049.1	$(1,014.6)	$(20.6)	2,927	$(24.9)	$—	$(11.0)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(18.5)	$8.3
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.5	—
Gain on sale of assets	—	(9.9)
Loss on sale of investments	1.8	—
Defined benefit plan adjustment	8.5	—
Other, net	—	(0.2)
Changes in operating assets and liabilities	2.3	(2.7)
Net cash used in operating activities	(5.4)	(4.5)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1.7)	—
Investment in securities	(1.6)	(0.6)
Disbursement related to disposal group	(1.8)	(0.8)
Proceeds from fund distribution	2.0	—
Proceeds from sale of assets	—	1.2
Net cash used in investing activities	(3.1)	(0.2)
Cash Flows from Financing Activities:
Proceeds from Orix note payable	16.0	—
Repayment of Orix note payable	(16.0)	—
Proceeds from ESW note payable	5.4	—
Proceeds from Bank Loan	0.4	—
Proceeds from other related parties notes payable	0.4	—
Net cash provided by financing activities	6.2	—

Net change in cash and cash equivalents	(2.3)	(4.7)
Cash, cash equivalents and restricted cash — beginning of period	5.5	5.3
Cash, cash equivalents and restricted cash — end of period (a)	$3.2	$0.6

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$(0.6)	$—

Non-cash investing and financing activities during the period
ESW note payable issued for the following:
Acquisition of Orix PTP Holdings, LLC’s 201 shares of AEC common stock	$4.6	$—
Payment of accrued interest to Orix PTP Holdings, LLC	0.8	—
Payment of deferred financing costs	0.2	—
Total non-cash related to ESW note payable	5.6	—
Disposition of AAM to a related party including Orix notes payable	10.5	—
Total non-cash investing and financing activities during the period	$16.1	$—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets
Current Assets:
Cash and cash equivalents	2.0	0.6
Restricted cash in other current assets	1.2	—
Total cash, cash equivalents and restricted cash	3.2	0.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

GlassBridge Enterprises, Inc. (“GlassBridge”, the “Company”, “we”, “us” or “our”) owns and operates an asset management business and a technology platform through Adara Enterprises, Corp. f/k/a Imation Enterprises Corp. (“Adara”) and Sport-BLX, Inc. (“SportBLX”). GlassBridge Asset Management, LLC changed its name to Adara Asset Management, LLC in 2020.

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

The interim Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company owns or controls fifty percent or more of the voting shares or interest in such entity, and has the right to control. The results of entities disposed of are included in the unaudited Condensed Consolidated Financial Statements up to the date of the disposal and, where appropriate, these operations have been reflected as discontinued operations. All inter-company balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments necessary for a fair presentation have been included in the interim results reported.

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

The December 31, 2019 Condensed Consolidated Balance Sheet data were derived from the audited Consolidated Financial Statements, but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission on April 3, 2020.

The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”) and the Nexsan Business, are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our “Asset Management Business,” as well as corporate expenses and activities not directly attributable to our Legacy Businesses or the Nexsan Business. Assets and liabilities directly associated with our Legacy Businesses and Nexsan Business and that are not part of our ongoing operations are included in other assets and other investments. See Note 4 - Discontinued Operations for further information.

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

The following table sets forth the computation of weighted average basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share amounts)	2020	2019	2020	2019
Numerator:
Loss from continuing operations	$(3.5)	$(0.5)	$(18.5)	$(2.5)
Less: loss attributable to noncontrolling interest	(0.2)	—	(0.9)	—
Net loss from continuing operations attributable to GlassBridge Enterprises, Inc.	(3.3)	(0.5)	(17.6)	(2.5)
Income (loss) from discontinued operations, net of income taxes	—	(0.2)	—	10.8
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$(3.3)	$(0.7)	$(17.6)	$8.3
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted (in thousands)	25.2	25.1	25.2	25.6

Income (loss) per common share attributable to GlassBridge Enterprises, Inc. common stockholders— basic and diluted:
Continuing operations	$(131.13)	$(19.86)	$(698.19)	$(99.44)
Discontinued operations	—	7.95	—	421.67
Net income (loss)	$(131.13)	$(27.81)	$(698.19)	$322.23

Anti-dilutive shares excluded from calculation	0.0	0.0	0.0	0.0

Note 4 — Discontinued Operations

The operating results for the Legacy Businesses and the Nexsan Business are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented, reflecting revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Net revenue	$—	$—	$—	$0.1
Cost of goods sold	—	—	—	0.1
Gross profit	—	—	—	—
Selling, general and administrative	—	—	—	0.3
Restructuring and other	—	0.2	—	—
Other income	—	—	—	(0.6)
Income (loss) from discontinued operations, before income taxes	—	(0.2)	—	0.3
Income on sale of discontinued businesses, before income taxes	—	—	—	9.6
Income tax benefit	—	—	—	0.9
Income (loss) from discontinued operations, net of income taxes	$—	$(0.2)	$—	$10.8

Net income from discontinued operations for the three and nine months ended September 30, 2020 decreased by $0.5 million and $10.8 million, respectively, compared to the same periods last year due to the sale of the Imation Subsidiaries.

Note 5 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

Other current assets of $1.5 million as of September 30, 2020 include restricted cash of $1.2 million and a $0.3 million minimum tax refund.

Property and equipment consists of quantitative trading software purchased from GEH Capital, LLC (“GEH”). The asset is depreciated on a straight-line basis over a useful life of three years. Net property and equipment of $1.6 million as of September 30, 2020 consists of the purchased cost of $1.7 million less accumulated depreciation of $0.1 million. The residual values, useful life and depreciation method are reviewed at each financial year end to ensure that the amount, method and period of depreciation are consistent with previous estimates and the expected pattern of consumption of the future economic benefits embodied in the items of property and equipment. See Note 14 – Related Party Transactions for more information the software purchase.

An item of property, plant and equipment is derecognised upon disposal or when no future economic benefits are expected from its use or disposal. The difference between the net disposal proceeds, if any and the net carrying amount is recognised in income statement.

Total assets of as of September 30, 2020 include a $12.8 million investment in Arrive LLC (“Arrive”). Historically, we accounted for such investments under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of September 30, 2020, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Other assets of $1.0 million as of September 30, 2020 include a $0.3 million minimum tax refund.

Note 6 — Debt

Debt and notes payable consists of the following:

	September 30,	December 31,
	2020	2019
	(In millions)
Pension liability	$—	$13.5
Stock purchase agreement notes payable (see Note 14 – Related Party Transactions)	17.6	17.6
Orix notes payable	—	13.0
ESW note payable	11.0	—
Deferred financing costs	(0.2)	(2.7)
Bank loan	0.4	—
Other related parties notes payable	0.2	—
Other liabilities	0.1	0.2
Total long term debt	29.1	41.6

Stock purchase agreement notes payable bear interest at a 5% annual rate and mature on December 12, 2022. The interest under the notes is payable in arrears on the first day of each calendar quarter, or, at the Company’s option, in shares of common stock of the Company at a price reflecting market value. Interest of $508,000 due under the agreement is offset due to the termination of a Credit Facility Letter Agreement with Clinton Special Opportunities Fund LLC (“CSO”). See Note 14 – Related Party Transactions for more information.

The Company had multiple notes payable with Orix. Notes payable of $16 million issued in March 2020 bear interest at a 5.0% annual rate and mature on September 18, 2021.

On July 21, 2020, pursuant to a loan prepayment and security termination agreement, the Company prepaid the $16 million notes payable issued to Orix in March 2020, together with accrued interest of $171,112. The prior Orix notes payable of $13 million, which bear interest at a 7.5% annual rate, were assigned from Adara Enterprises Corp. to Adara Asset Management LLC, which, also on July 21, 2020, was sold to GEH Sport LLC, a related party, and, in effect, no longer an obligation of the Company.

Also on July 21, 2020, the Company borrowed $11 million from ESW Holdings, LLC (“ESW”), the proceeds of which were applied, among other things, to finance the transactions referred to in the preceding paragraph and the Company’s purchase of Orix’s shares of Adara Enterprises Corp. (“AEC”), as described below. The loan is due January 20, 2021, with $1,100,000 interest. Also, AEC granted to ESW a security interest in all of AEC’s assets pursuant to a Loan and Security Agreement (the “LSA”), which, in addition to customary representations and warranties and covenants, prohibits AEC from entering into any agreement without ESW’s consent, or, subject to exceptions, incur or prepay any indebtedness, incur any liens, or make distributions on or payments with respect to its shares, and requires AEC to maintain at least $500,000 in cash or cash equivalents in controlled accounts. ESW may accelerate the loan upon a payment default; covenant default, in some cases after notice; a material adverse change in AEC’s business, assets, financial condition, ability to repay the loan, or in the perfection, value, or priority of ESW’s security interests in AEC’s assets; attachment of a material part of AEC’s assets; AEC’s or the Company’s insolvency; AEC’s default in its obligations under other agreements totaling $100,000 or more; AEC’s incurring judgments or settlements totaling $100,000 or more; or a change in AEC’s ownership; or if any material representation by AEC under the LSA is untrue. The LSA provides that, in event of AEC’s default other than for a material representation, AEC and ESW will act in good faith to effect a reorganization of AEC in bankruptcy, pursuant to which ESW acquires from the Company all equity in AEC and certain of its assets, for $8,500,000, and AEC’s cash, shares of its subsidiaries, including Sport-BLX, Inc., and a right to use AEC software and intellectual property within the sports industry are distributed to the Company. In connection with the LSA, pursuant to a Limited Recourse Stock Pledge Agreement, the Company pledged to ESW all of the Company’s AEC stock and 30% of the outstanding stock of SportBLX, and, pursuant to a Subscription Agreement, ESW purchased 100 shares of AEC’s Series A Preferred Stock for a total purchase price of $25,000. Upon any liquidation, dissolution, or winding up of AEC, each holder of Series A Preferred Stock is entitled to a liquidation preference of $1,500 per share and no more. Holders of Series A Preferred Stock vote together with holders of common stock on all matters, and each share of Series A Preferred Stock entitles the holder to one vote.

On May 5, 2020, the Company received funds under a loan (the “Bank Loan”) from Signature Bank (the “Lender”) in the aggregate amount of $374,065, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Bank Loan, which was in the form of a note, dated April 30, 2020, issued to the Lender, matures on April 30, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 30, 2020. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the Bank Loan may be forgiven as long as the Company uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities. The Company intends to use the entire Bank Loan amount for qualifying expenses.

Other related parties notes payable of $0.2 million is comprised of Demand Notes 4 and 5 described below.

On June 30, 2020, SportBLX issued an unsecured demand note to Clinton Special Opportunities Fund LLC (“CSO”), a related party, in the aggregate principal amount of $150,000 (the Demand Note-4”). The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of September 30, 2020 SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued an unsecured demand note to Mr. De Perio, a related party, in the aggregate principal amount of $40,000 (the Demand Note-5”). The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Mr. De Perio, or (b) July 1, 2021. As of September 30, 2020 SportBLX borrowed $40,000 under the Demand Note-5.

On June 30, 2020, SportBLX issued an unsecured demand note to Sport-BLX Securities, Inc. (“Securities”), a related party, in the aggregate principal amount of $213,793 (the Demand Note-6”). The Demand Note-6 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Securities, or (b) July 1, 2021. As of September 30, 2020 SportBLX borrowed $213,793 under the Demand Note-6, which was offset by amounts owed to SportBLX.

Scheduled maturities of the Company’s long-term debt, as they exist as of September 30, 2020, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2020	$—
2021	11.2
2022	17.9
2023	—
2024	—
2025 and thereafter	—
Total	29.1

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

Restructuring and other expense was $0.0 million for the three and nine months ended September 30, 2020. Restructuring and other expense was $0.0 million and $0.1 million for the three and nine months ended September 30, 2019, respectively.

Note 8 — Stock-Based Compensation

We have stock-based compensation awards consisting of stock options under the 2011 Incentive Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, there are no remaining shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan. The Company did not have any stock-based compensation expenses for the three and nine months ended September 30, 2020 and 2019.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2019	1,360	$106.00
Outstanding September 30, 2020	1,360	$106.00
Exercisable as of September 30, 2020	775	$106.00

As of September 30, 2020, options to purchase 1,360 shares are outstanding and 775 shares are exercisable, and the aggregate intrinsic value of all outstanding stock options was $0.0 million. No options were granted or exercised during the three and nine months ended September 30, 2020.

As of September 30, 2020, unrecognized compensation expense related to outstanding stock options was immaterial.

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

Note 10 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income (loss) excluding unusual or infrequently occurring discrete items. For the three months ended September 30, 2020, we recorded income tax from continuing operations of $0.0 million on a loss of $3.5 million. For the three months ended September 30, 2019, we recorded income tax from continuing operations of $0.0 million on a loss of $0.5 million. The effective income tax rate for the three months ended September 30, 2020 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

The Company received income tax refunds of approximately $1.1 million and $0.6 million related to the Tax Reform Act’s elimination of corporate alternative minimum tax and the ability to receive refunds of AMT credit carryovers in July 2019 and July 2020, respectively. The Company expects to receive additional income tax refunds of $0.3 million in 2021 and $0.3 million in 2022.

We file income tax returns in multiple jurisdictions that are subject to review by various U.S and state taxing authorities. Our U.S. federal income tax returns for 2016 through 2019, and certain state returns from 2014 to present, are open to examination.

Note 11 — Shareholders’ Equity

Treasury Stock

On November 14, 2016, our Board authorized a share repurchase program under which we may repurchase up to 2,500 shares of common stock. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions.

The Company did not purchase any shares during the three months ended September 30, 2020. Since the inception of the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million, and, as of September 30, 2020, we had remaining authorization to repurchase 1,720 additional shares. The treasury stock held as of September 30, 2020 was acquired at an average price of $8,496.47 per share.

Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2019	2,927
Purchases	—
Restricted stock grants	—
Forfeitures and other	—
Balance as of September 30, 2020	2,927

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans
Balance as of December 31, 2019	$(20.6)
Amounts reclassified from accumulated other comprehensive income, net of tax	20.6
Balance as of September 30, 2020	$—

Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated
	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations Where (Income) Loss is
(In millions)	2020	2019	2020	2019	Presented
Amortization of net actuarial loss	$—	$—	$—	$0.1	Other income (expense)
Reclassification of pension liability, net of taxes	—	—	20.6	—	Other income (expense)
Total reclassifications for the period	$—	$—	$20.6	$0.1

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

As of September 30, 2020, the asset management business and sports technology platform are our reportable segments.

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

Net revenue, operating loss from continuing operations and assets by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Net revenue
Asset management business	$0.1	$—	$0.1	$0.1
Sports technology platform	0.3	—	0.6	—
Total net revenue	0.4	—	0.7	0.1
Operating income (loss) from continuing operations
Asset management business	(1.6)	—	(3.9)	0.1
Sports technology platform	(0.3)	—	(1.0)	—
Total segment operating income (loss)	(1.9)	—	(4.9)	0.1
Corporate and unallocated	(0.7)	(0.5)	(1.5)	(2.5)
Restructuring and other	—	—	—	(0.1)
Total operating loss	(2.6)	(0.5)	(6.4)	(2.5)
Interest expense	(0.7)	—	(1.8)	—
Realized losses on investments	(0.1)	—	(1.8)	—
Defined benefit plan adjustment	—	—	(8.5)	—
Other expense, net	(0.1)	—	—	—
Loss from continuing operations before income taxes	$(3.5)	$(0.5)	$(18.5)	$(2.5)

	September 30,	December 31,
(In millions)	2020	2019
Assets
Asset management business	$16.4	$16.8
Sports technology platform	50.8	50.8
Total segment assets	67.2	67.6
Corporate and unallocated	2.5	8.8
Total consolidated assets	$69.7	$76.4

Note 13 — Litigation, Commitments and Contingencies

The Company may be a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of November 16, 2020, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of September 30, 2020 and December 31, 2019, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us to liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of September 30, 2020. Compliance with environmental regulations has not had a material adverse effect on our financial results.

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

As of September 30, 2020, the Company paid Clinton $2,400,000 under the Amended Services Agreement and the Management Service Agreement, recording $312,500 and $858,333 within “Selling, general and administrative” in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019, respectively.

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

On November 15, 2019, the Company, and CSO entered into a Credit Facility Letter Agreement (the “Letter Agreement”) pursuant to which the Company extended to CSO a one-year revolving credit facility in the aggregate principal amount up to $1,000,000. The loan bore interest at a 10% annual rate and was to mature November 15, 2020 (the “Note”). CSO’s obligations under the loan were secured by security interests in all of CSO’s assets, including all of CSO’s Company common stock, and guaranteed by Mr. Hall, CSO’s sole member. In July 2020, the facility was terminated, and the Fund’s obligation of $500,000 principal amount and accrued interest thereunder were set off against the Company’s interest obligations under the promissory note to Mr. Hall referred to in the preceding paragraph.

On June 5, 2020, SportBLX entered into a subscription agreement (the “Securities Subscription”) with Securities for SportBLX’s proprietary sports-based alternative asset trading platform (the “Platform”) via which the customer, Securities, may issue sports-related securities that are tradeable by investors. Mr. Hall and Mr. De Perio own 65.5% and 28.1% of Securities, respectively. As consideration for the Securities Subscription, SportBLX received a one-time upfront subscription fee of $150,000 and will receive a monthly subscription fee of $100,000 during the first year of the contract. The fee increases to $137,500, monthly, for the remaining year of the initial term. Thereafter, upon renewal, SportBLX may increase the fee by an amount not to exceed five percent of the previous year’s fee. The agreement also provides fees of $75,000 for each new tradable asset listed by the customer on the Platform. The Securities Subscription is effective for a two year term and automatically renews for consecutive one-year renewal terms unless either party provides notice to the other party of its intention not to renew prior to the end of the initial or renewal term. Either party may terminate the agreement for convenience upon 30 days’ notice to the other party. As of September 30, 2020, SportBLX invoiced $550,000 in fees from Securities under the Securities Subscription which was recorded as revenue. $365,000 of this revenue was collected by September 30, 2020, and the remaining balance of $185,000 was offset against Demand Note-6.

On June 30, 2020, SportBLX issued Demand Note-4 to CSO in the aggregate principal amount of $150,000. The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of September 30, 2020 SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued Demand Note-5 to Mr. De Perio in the aggregate principal amount of $40,000. The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Mr. De Perio, or (b) July 1, 2021. As of September 30, 2020 SportBLX borrowed $40,000 under the Demand Note-5.

On June 30, 2020, SportBLX issued Demand Note-6 to Securities in the aggregate principal amount of $213,793. The Demand Note-6 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Securities, or (b) July 1, 2021. As of September 30, 2020 SportBLX borrowed $213,793 under the Demand Note-6 which was offset by amounts owed to SportBLX.

On October 1, 2019, the Company sold to Orix, for $17,562,700, 20.1% of the outstanding stock of Adara, until then a Company wholly owned subsidiary, together with two promissory notes of Adara Enterprises, Inc. to the Company in total principal amount of $13,000,000. In July 2020, an Adara wholly owned subsidiary assumed the obligations under the notes, and the subsidiary was sold to George E. Hall for $1.00, after the subsidiary had distributed to Adara all of the subsidiary’s assets, except for its general partnership interest in The Sports & Entertainment Fund, L.P. and the related commodities pool operator registration and $1,790,000 in cash.

On July 20, 2020, pursuant to a Software Assignment Agreement, AEC purchased from GEH Capital, LLC, wholly owned by Mr. Hall, certain of that company’s quantitative trading software, for $1,750,000. The software is included in the assets in which ESW has a security interest.

In connection with the closing of certain transactions in the third quarter of 2020, the Company paid a $250,000 consulting fee to Mr. Hall and a $200,000 consulting fee to Alexander Fletcher. Alex Spiro, a Company director who introduced Alexander Fletcher to the Company, will receive $120,000 of the consulting fee.

On August 1, 2020, the company entered into a Management Services Agreement (“the Agreement”) to provide certain back office services, including accounting, treasury, payroll and benefits and other administration services for Sport-BLX Securities, Inc. (“Sport-BLX Securities”). The agreement has a six month initial term and will automatically renew for successive renewal terms of three months unless either party provides notice of nonrenewal. In exchange for the services, Sport-BLX Securities will pay the Company at a rate of $15,000 each month. As of September 30, 2020, the Company has billed Sport-BLX Securities $30,000 under the agreement and the full amount is outstanding.

As of September 30 2020, SportBLX owns 6 shares of Series B Common Tokens of SportBLX Thoroughbreds Corp. (“SportBLX Thoroughbreds”), which represented 100% of the voting shares of SportBLX Thoroughbreds. At this time, the activity of SportBLX Thoroughbreds is immaterial and is not included in these Condensed Consolidated Financial Statements.

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

On March 31, 2019, the Company sold all of its international subsidiaries (“Imation Subsidiaries”) to IMN Capital Holdings, Inc. (“IMN Capital”). Certain Company subsidiaries, including the Imation Subsidiaries, are parties to legal proceedings relating to payments that the Imation Subsidiaries made pursuant to European Union copyright levies (the “Subsidiary Litigation”). As consideration for the sale, IMN Capital paid the Company $280,000 and agreed to pay the Company 25% of all net proceeds from the Subsidiary Litigation. The Company recorded a one-time non-cash gain of approximately $10 million in connection with the sale. See Part II, Item 1, for current status of extant litigation.

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

On October 1, 2019, the Company sold to Orix PTP Holdings, LLC (“Orix”), for $17,562,700, 20.1% of the outstanding stock of Adara, until then a Company wholly owned subsidiary, together with two promissory notes of Adara Enterprises, Inc. to the Company in total principal amount of $13,000,000. In July 2020, an Adara wholly owned subsidiary assumed the obligations under the notes, and the subsidiary was sold to George E. Hall for $1.00, after the subsidiary had distributed to Adara all of the subsidiary’s assets, except for its general partnership interest in The Sports & Entertainment Fund, L.P., which holds a $17.8 million investment, and the related commodities pool operator registration and $1,790,000 in cash. Also, the Company repurchased the Adara shares from Orix and prepaid a $16 million note that it issued to Orix in March 2020 (the proceeds of which were invested in The Sports & Entertainment Fund, L.P.), together with $171,000 in interest. As a result of an in-kind distribution from Adara, the Company became the direct owner of GlassBridge Arrive Investor, LLC, which is the investment arm of Roc Nation, as well as of 50.1% of the outstanding shares of Sport-BLX, Inc., and preferred interests in the European levies claims. The Company financed the foregoing transactions, in part, from proceeds of an $11,000,00 loan to Adara from ESW Holdings, LLC (“ESW”), which is due January 20, 2021, with $1,100,000 interest. Adara granted to ESW a security interest in all of Adara’s assets pursuant to the loan agreement, which, in addition to customary representations and warranties and covenants, prohibits Adara from entering into any agreement without ESW’s consent, or, subject to exceptions, incur or prepay any indebtedness, incur any liens, or make distributions on or payments with respect to its shares, and requires Adara to maintain at least $500,000 in cash or cash equivalents in controlled accounts. ESW may accelerate the loan upon a payment default; covenant default, in some cases after notice; a material adverse change in Adara’s business, assets, financial condition, ability to repay the loan, or in the perfection, value, or priority of ESW’s security interests in Adara’s assets; attachment of a material part of Adara’s assets; Adara’s or the Company’s insolvency; Adara’s default in its obligations under other agreements totaling $100,000 or more; Adara’s incurring judgments or settlements totaling $100,000 or more; or a change in Adara’s ownership; or if any material representation by Adara under the loan agreement is untrue. The loan agreement provides that, in event of Adara’s default other than for a material representation, Adara and ESW will act in good faith to effect a reorganization of Adara in bankruptcy, pursuant to which ESW acquires from the Company all equity in Adara and certain of its assets, for $8,500,000, and Adara’s cash, shares of its subsidiaries, and a right to use Adara software and intellectual property within the sports industry are distributed to the Company. In connection with the loan agreement, the Company pledged to ESW all of the Company’s Adara stock and 30% of the outstanding stock of Sport-BLX, Inc., and, ESW purchased 100 shares of Adara’s Series A Preferred Stock for a total purchase price of $25,000. Upon any liquidation, dissolution, or winding up of Adara, each holder of Series A Preferred Stock is entitled to a liquidation preference of $1,500 per share and no more.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended September 30, 2020

●	Net revenue from continuing operations of $0.4 million for the three months ended September 30, 2020 was up $0.4 million compared with $0.0 million in the same period last year.

●	Operating loss from continuing operations was $2.6 million for the three months ended September 30, 2020 compared to an operating loss of $0.5 million in the same period last year. This was an increase of $2.1 million, primarily due to the development of the operations of SportBLX and Adara.

●	Basic and diluted loss per share from continuing operations was $131.13 for the three months ended September 30, 2020, compared with a basic and diluted loss per share of $19.86 for the same period last year.

Consolidated Results of Operations for the Nine Months Ended September 30, 2020

●	Net revenue from continuing operations of $0.7 million for the nine months ended September 30, 2020 was up $0.6 million compared with $0.1 million in the same period last year.

●	Operating loss from continuing operations was $6.4 million for the nine months ended September 30, 2020 compared to an operating loss of $2.5 million in the same period last year. This was an increase of $3.9 million, primarily due to the development of the operations of SportBLX and Adara.

●	Basic and diluted loss per share from continuing operations was $698.19 for the nine months ended September 30, 2020, compared with a basic and diluted loss per share of $99.44 for the same period last year.

Cash Flow/Financial Condition for the Nine Months Ended September 30, 2020

●	Cash and cash equivalents totaled $2.0 million at September 30, 2020 compared with $5.5 million at December 31, 2019. The decrease in the cash balance of $3.5 million was primarily due to the development of the operations of SportBLX and Adara.

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

Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Net revenue	$0.4	$—	NM	$0.7	$0.1	600.0%

Net revenue for the three and nine months ended September 30, 2020 was $0.4 and 0.7 million, respectively.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Selling, general and administrative	$3.0	$0.5	500.0%	$7.1	$2.5	184.0%
As a percent of revenue	750.0%	NM		1,014.3%	2,500.0%

SG&A expense increased for the three months ended September 30, 2020 by $2.5 million (or 500.0%) compared with the same period last year primarily due to the development of the operations of SportBLX and Adara.

SG&A expense increased for the nine months ended September 30, 2020 by $4.6 million (or 184.0%) compared with the same period last year primarily due to the development of the operations of SportBLX and Adara.

Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Restructuring and other	$—	$—	NM	$—	$0.1	NM

Restructuring and other expenses were $0.0 million for the three months ended September 30, 2020 and 2019.

Restructuring and other expenses were $0.0 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.

See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Operating Loss from Continuing Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Operating loss from continuing operations	$(2.6)	$(0.5)	420.0%	$(6.4)	$(2.5)	156.0%
As a percent of revenue	(650.0)%	NM		(914.3)%	(2,500.0)%

Operating loss from continuing operations increased by $2.1 million for the three months ended September 30, 2020 compared with the same period last year primarily due to the development of the operations of SportBLX and Adara.

Operating loss from continuing operations increased by $3.9 million for the nine months ended September 30, 2020 compared with the same period last year primarily due to the development of the operations of SportBLX and Adara.

Other Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Interest expense	$(0.7)	$—	NM	$(1.8)	$—	NM
Realized loss on investments	(0.1)	—	NM	(1.8)	—	NM
Defined benefit plan adjustment	—	—	NM	(8.5)	—	NM
Other expense, net	(0.1)	—	NM	—	—	NM
Total other expense	$(0.9)	$—	NM	$(12.1)	$—	NM
As a percent of revenue	(225.0)%	NM		(1,728.6)%	NM

Total other expense for the three months ended September 30, 2020 was $0.9 million compared to $0.0 million for the same period last year.

Total other expense for the nine months ended September 30, 2020 was 12.1 million compared to $0.0 million for the same period last year.

Income Tax Benefit (Provision)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Income tax benefit (provision)	$—	$—	NM	$—	$—	NM
Effective tax rate	0.0%	0.0%		0.0%	0.0%

Income tax for the three months ended September 30, 2020 and 2019 was $0.0 million. The effective income tax rate for the three months ended September 30, 2020 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

Income from Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2020	2019	2020	2019
Net revenue	$—	$—	$—	$0.1
Cost of goods sold	—	—	—	0.1
Gross profit	—	—	—	—
Selling, general and administrative	—	—	—	0.3
Restructuring and other	—	0.2	—	—
Other income	—	—	—	(0.6)
Income (loss) from discontinued operations, before income taxes	—	(0.2)	—	0.3
Income on sale of discontinued businesses, before income taxes	—	—	—	9.6
Income tax benefit	—	—	—	0.9
Income (loss) from discontinued operations, net of income taxes	$—	$(0.2)	$—	$10.8

Discontinued operations are comprised of results from our Legacy Businesses and the Nexsan Business. For the three months ended September 30, 2020, loss from discontinued operations decreased by $0.2 million and for the nine months ended September 30, 2020, income from discontinued operations decreased by $10.8 million compared with the same periods last year due to the Subsidiary Sale in 2019.

See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.

Segment Results

The asset management business and the sports technology platform, SportBLX, are our two reportable segments as of September 30, 2020. Results of the Legacy Businesses and Nexsan Business are reported in discontinued operations.

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

Information related to our segments is as follows:

Asset Management Business

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Operating income (loss)	$(1.6)	$—	NM	$(3.9)	$0.1	(4,000.0)%

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Sports Technology Platform

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Operating income (loss)	$(0.3)	$—	NM	$(1.0)	$—	NM

GlassBridge acquired its sports technology platform in 2019, by purchasing a controlling interest in SportBLX, a financial technology company that enables a marketplace for sports assets. SportBLX is focused initially on American professional sports like basketball, baseball and football.

Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Corporate and unallocated operating loss	$(0.7)	$(0.5)	40.0%	$(1.5)	$(2.5)	(40.0)%
Restructuring and other	—	—	NM	—	(0.1)	NM
Total	$(0.7)	$(0.5)		$(1.5)	$(2.6)

For the three months ended September 30, 2020, corporate and unallocated operating loss consists of $0.7 million of corporate general and administrative expenses, a 40.0% increase from the prior year. Restructuring and other expenses were $0.0 million for the three months ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020, corporate and unallocated operating loss consists of $1.5 million of corporate general and administrative expenses, a 40.0% decrease from the prior year. Restructuring and other expenses $0.0 million and $(0.1) million for the nine months ended September 30, 2020 and 2019, respectively.

See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and nine months ended September 30, 2020.

Financial Position

Our cash and cash equivalents balance as of September 30, 2020 was $2.0 million compared to $5.5 million as of December 31, 2019.

Our accounts payable balance as of September 30, 2020 was $1.8 million compared to $2.0 million as of December 31, 2019.

Our other current liabilities balance as of September 30, 2020 was $1.3 million compared to $1.5 million as of December 31, 2019.

Liquidity and Capital Resources

Cash Flows Provided by (Used in) Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2020	2019
Net income (loss)	$(18.5)	$8.3
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.5	—
Gain on sale of assets	—	(9.9)
Loss on sale of investments	1.8	—
Defined benefit plan adjustment	8.5	—
Other, net	—	(0.2)
Changes in operating assets and liabilities	2.3	(2.7)
Net cash used in operating activities	$(5.4)	$(4.5)

Cash used in operating activities was $5.2 million for the nine months ended September 30, 2020, which was primarily due to the development of the operations of SportBLX and Adara. Cash used in operating activities was $4.5 million for the nine months ended September 30, 2019, primarily relating to corporate expenditures, legal settlements and related costs.

Cash Flows Provided by Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2020	2019
Purchase of property and equipment	(1.7)	—
Investment in securities	(1.6)	(0.6)
Disbursement related to disposal group	(1.8)	(0.8)
Proceeds from fund distribution	2.0	—
Proceeds from sale of assets	—	1.2
Net cash used in investing activities	$(3.1)	$(0.2)

For the nine months ended September 30, 2020 cash used in investing activities includes expenditures in connection with the ESW, George Hall and Orix transactions in July 2020. These include a $1.7 million purchase of software and a $1.8 million contribution to AAM which was disposed of during the quarter.

For the nine months ended September 30, 2019 cash used in investing activities includes $1.2 million from the sale of IP addresses offset by deconsolidated international cash of $0.8 million in connection with the Subsidiary Sale and $0.6 million invested in Sport-BLX, Inc.

Cash Flows Provided by Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2020	2019
Proceeds from Orix note payable	16.1	—
Repayment of Orix note payable	(16.1)	—
Proceeds from ESW note payable	5.4	—
Proceeds from Bank Loan	0.4	—
Proceeds from other related parties notes payable	0.4	—
Net cash provided by financing activities	$6.2	$—

Cash provided by financing activities for the nine months ended September 30, 2020 relates to an ESW note payable, a note payable issued under the Paycheck Protection Program (the “Bank Loan”) and notes payables from other related parties. See Note 6 - Debt and Note 14 – Related Party Transactions for more information.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $2.0 million cash and cash equivalents on hand as of September 30, 2020.

Our operations are expected to be funded over the next twelve months with our cash of $2.0 million as of September 30, 2020 and redemption of investments, if needed.

Off Balance Sheet Arrangements

As of September 30, 2020, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020, the end of the period covered by this report, the Chief Executive Officer, Daniel Strauss, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended September 30, 2020, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of September 30, 2020, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
10.1	Loan Prepayment and Security Termination Agreement, dated July 21, 2020, among registrant, its wholly owned subsidiary Glassbridge Athlete, LLC (“Athlete”), and ORIX PTP Holdings, LLC (“Orix”),
10.2	Assignment and Assumption of Promissory Notes, dated July 21, 2020, among Adara Enterprises Corp., a registrant subsidiary (“AEC”), Adara Asset Management, LLC, a wholly owned subsidiary of AEC (“AAM”), and Orix
10.3	Membership Purchase Agreement, dated July 21, 2020, between AEC and GEH Sport LLC (“GEH”)
10.4	Debt Exchange and Secured Loan Agreement, dated July 21, 2020, among GEH, AAM, and Orix,
10.5	Loan and Security Agreement, dated July 21, 2020, among ESW Holdings (“ESW”), LLC, AEC, and the registrant
10.6	Limited Recourse Stock Pledge Agreement, dated July 20, 2020, between registrant and ESW
10.7	Subscription Agreement, dated July 21, 2020, between ESW and AEC
10.8	Software Assignment Agreement, dated July, 20, 2020, between GEH Capital, LLC and AEC
10.9	Stock Purchase Agreement, dated July 21, 2020 between Orix and the registrant
10.10	Termination of Stockholders’ Agreement, dated July 21, 2020 between Orix and the registrant
10.11	Registrant, Clinton Group Inc., and Clinton Special Opportunities Fund LLC (the “Fund”) agreed to terminate a Credit Facility Letter Agreement, dated November 15, 2019, between registrant and the Fund, and to offset the Fund’s obligation of $500,000 principal amount and accrued interest thereunder against registrant’s interest obligations under a $12,116,718 Promissory Note, dated December 15, 2019, made by registrant to George E. Hall
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date:	November 16, 2020		/s/ Francis Ruchalski
		Name:	Francis Ruchalski
		Title:	Chief Financial Officer
(duly authorized officer and principal financial officer)

