Form 10-K
period 2020-12-31
GlassBridge Enterprises, Inc.
filed 2021-08-04
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked price of $90.00 as reported on the OTCQB on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1.5 million.

The number of shares outstanding of the registrant’s common stock on July 30, 2021 was 25,170.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLASSBRIDGE ENTERPRISES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

PART I

Item 1. Business.

General

GlassBridge Enterprises, Inc. owns and operates an asset management business through various subsidiaries and a sports technology platform through a 50.1% ownership investment in Sport-BLX, Inc. (“SportBLX”) (together the “Business”).

As used in this document, the terms “GlassBridge”, “the Company”, “we”, “us”, and “our” mean GlassBridge Enterprises, Inc. and its subsidiaries and unless the context indicates otherwise.

In January 2021, Adara Enterprises, Corp. (“Adara” or “AEC”) received notice from ESW Holdings, Inc. (“ESW”) that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under a Loan and Security Agreement (“ESW Loan Agreement”), dated July 21, 2020. Pursuant to the ESW Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provides that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW acquires from GlassBridge all equity in AEC and certain of its assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from net operating losses, for consideration of $8,500,000, which amount would be used to satisfy the claims of all valid creditors and certain administrative expenses associated with the bankruptcy case, with all residual funds to be paid to GlassBridge. On April 22, 2021, AEC filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. AEC’s prepackaged chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). Upon the occurrence of the Effective Date, ESW paid $8.5 million in consideration, less $325,000 that ESW had previously funded in the form of a postpetition debtor-in-possession loan to AEC to fund the costs of administration associated with AEC’s bankruptcy case. Also on the Effective Date, 50% of the equity in reorganized AEC was issued to ESW, and the other 50% of the equity in reorganized AEC was issued to ESW’s affiliate, ESW Capital LLC. Finally, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW as well as a license to use AEC’s quantitative trading software in connection with the sports industry.

Adara has historically been one of the subsidiaries through which the company has operated its asset management business. The Company, however, remains committed to its asset management business and holds various investments and assets, including Arrive LLC (“Arrive”), in other subsidiaries.

Asset Management Business

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Our employees each support one or more of the subsidiaries, which provide to our clients what we consider unique and cutting-edge investment strategies. Since the end of 2019, we have added or augmented a number of strategies and continue to seek and create additional ones. We may also look to acquire other asset managers to complement or supplement our business.

We have established a full internal support infrastructure for our asset management business that can support additional strategies and assets growth.

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

Our asset management business’s success will depend in large part on our ability to create attractive investment products and raise capital from third party investors. If we are unable to raise capital from third party investors, we would be unable to collect management fees or deploy capital into investments and potentially collect performance fees, which would adversely affect our ability to generate revenue and cash flow from this business.

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

Sports Technology Platform

GlassBridge acquired its sports technology platform in 2019, by purchasing a controlling interest in SportBLX, a financial technology company that enables a marketplace for sports assets. SportBLX is focused initially on American professional sports like basketball, baseball, football and thoroughbreds.

On June 5, 2020, SportBLX entered into a subscription agreement (the “Securities Subscription”) with Sport-BLX Securities, Inc., a related party (“S-BLX Securities”), for SportBLX’s proprietary sports-based alternative asset trading platform (the “Platform”), via which the customer, S-BLX Securities, may issue sports-related securities that are tradeable by investors. As consideration for the Securities Subscription, SportBLX received a one-time upfront subscription fee of $150,000 and will receive a monthly subscription fee of $100,000 during the first year of the contract. The fee increases to $137,500, monthly, for the remaining year of the initial term. Thereafter, upon renewal, SportBLX may increase the fee by an amount not to exceed five percent of the previous year’s fee. The agreement also provides fees of $75,000 for each new tradable asset listed by the customer on the Platform. The Securities Subscription is effective for a two year term and automatically renews for consecutive one-year renewal terms unless either party provides notice to the other party of its intention not to renew prior to the end of the initial or renewal term. Either party may terminate the agreement for convenience upon 30 days’ notice to the other party. As of December 31, 2020, SportBLX invoiced approximately $500,000 in fees to S-BLX Securities under the Securities Subscription, which was recorded as revenue and had been collected as of December 31, 2020.

Company History

GlassBridge was incorporated as Imation Corp. in Delaware in 1996, from the spin-off of substantially all of 3M Company’s data storage and imaging systems businesses. We changed our name to GlassBridge Enterprises, Inc. in 2017.

As described in Notes to Consolidated Financial Statements—Note 5 – Discontinued Operations, in August 2018, the Company divested the Nexsan business, consisting of Nexsan Corporation, Connected Data Inc., and Transporter brand products, acquired between 2012 and 2015 (the “Nexsan Business”).

In March 2019, the Company sold all of its international subsidiaries.

On August 20, 2019, the Company effected a 1:200 reverse common stock split.

On October 1, 2019, the Company sold to Orix PTP Holdings, LLC (“Orix”), for $17.6 million, 20.1% of the outstanding stock of Adara, until then a Company wholly owned subsidiary, together with two promissory notes of Adara to the Company in total principal amount of $13 million.

On December 12, 2019, the Company acquired a controlling interest of 50.7% in SportBLX in two separate stock purchase agreements.

In July 2020, the Company and certain of its subsidiaries completed a series of transactions that resulted among other things, in the Company’s reacquiring shares of Adara sold in October 2019; disposing of obligations incurred in connection with the sale; and entering into the ESW Loan Agreement. In addition, Adara acquired, from an affiliate of the Company, certain quantitative trading software, which is included in the assets in which ESW has a security interest.

At December 31, 2020, the Company employed 10 people.

Executive Officers

As of August 4, 2021, the company has two executive officers.

Daniel A. Strauss, age 36, is our Chief Executive Officer and principal executive officer. Mr. Strauss served as our Chief Operating Officer from March 2017 through December 2019. Mr. Strauss was a Portfolio Manager at Clinton Group Inc. (“Clinton”) from 2010 until 2019. Mr. Strauss is currently a member of the board of directors of SportBLX and was formerly the Chief Executive Office of Adara and a member of the board of directors of Adara through June 2021. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity through which he has developed a deep understanding of corporate finance and strategic planning activities. At Clinton, Mr. Strauss was responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss was responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co. as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC), from August 2011 until December 2015, and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School of Business at New York University.

Francis Ruchalski, CPA, age 57, is our Chief Financial Officer. Mr. Ruchalski is also currently the Chief Financial Officer of Clinton and a member of its board of directors. He has been employed by Clinton since 1997. In addition, Mr. Ruchalski is the Chief Financial Officer of SportBLX, a member of its board of directors and formerly a member of the board of directors for Adara through June 2021. Prior to joining Clinton, Mr. Ruchalski was an audit manager with Anchin, Block & Anchin, LLP, a certified public accounting firm, from 1986 to 1997. Mr. Ruchalski’s responsibilities while with Anchin, Block & Anchin LLP included client auditing and financial and taxation planning. Mr. Ruchalski holds a bachelor of science in accounting from St. John’s University.

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

Risks Related to our Company and Common Stock

OTC Markets has removed our Common Stock from the OTCQB Market.

On May 20, 2021, the Company received notice from OTCMarkets that, because we had not yet filed Form 10-K for 2020, quotation of the Company’s shares would be moved from the OTCQB market to Pink at market open on May 21, 2021. Upon the filing of this Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the Company will seek to restore quotation of the Company’s shares to the OTCQB market.

If we are unable to restore quotations of our shares to the OTCQB market, it may become more difficult to sell our shares in the Pink market because smaller quantities of shares might be bought and sold; transactions could be delayed; and the market for our shares, could be adversely affected, including limited availability of market quotations for our shares; reduced liquidity with respect to our shares; reduced amount of news and analyst coverage for our Company; loss of investor interest in our shares; and reduced ability to issue additional shares or obtain additional financing in the future.

The market price of our common stock is volatile, and you may lose part or all your investment.

The market price of our common stock has been, and may continue to be, volatile. Due to the very limited number of outstanding shares, and our listing in an over-the-counter market, the trading market for our shares is illiquid, which can result in price volatility.

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

We evaluate assets on our balance sheet, including such intangible assets and goodwill, annually in connection with our fiscal year end reporting or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. The test for impairment of goodwill requires a comparison of the carrying value of the reporting unit for which goodwill is assigned with the fair value of the reporting unit calculated based on discounted future cash flows. If the carrying value of the reporting unit is greater than the fair value a second step is performed to calculate any impairment. As of December 31, 2019, the Company had goodwill of approximately $50.6 million, as a result of the acquisition of a controlling interest in SportBLX. The Company recorded impairment charges of $42.3 million in December 2020 and has remaining goodwill of $8.3 million as of December 31, 2020. See Note 7 – Goodwill for more information.

Risks Related to our Asset Management Business

We have limited performance history, and any fund we may sponsor will be in its formation stage, without an operating history upon which prospective investors can evaluate the fund’s performance.

We and any fund we may sponsor have no operating history upon which prospective investors can evaluate the fund’s performance. Poor performance of any funds we may sponsor is likely to have a material adverse effect on our business, results of operations and financial condition.

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

Although we will strive to conduct our business in accordance with applicable laws or regulations, if we were found to have violated an applicable law or regulation, we could be subject to fines, suspensions of personnel or other sanctions. If a sanction were imposed against us or our personnel, even if only for a small monetary amount, the adverse publicity related to such a sanction could harm our reputation, result in redemptions by investors in the funds we may launch and impede our ability to attract new investors, all of which could result in a material adverse effect to our business, results of operations and financial condition.

The asset management business is intensely competitive.

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, fund terms, fees, brand recognition and business reputation. Our asset management business competes with many domestic and global competitors that may provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial institutions. We expect that competition will continue to increase. A number of factors serve to increase our competitive risks:

●	a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

●	some of our funds may not perform as well as competitors’ funds or other available investment products;

●	several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;

●	some of our competitors may have a lower cost of capital;

●	some of our competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

●	some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance expense than we do;

●	some of our competitors may have more flexibility than us in raising certain types of investment funds;

●	some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make;

●	some of our competitors may be more successful than we in the development and implementation of new technology to address investor demand for product and strategy innovation;

●	there are relatively few barriers to entry impeding new alternative asset fund management firms, and the successful efforts of new entrants into our various businesses is expected to continue to result in increased competition;

●	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;

●	some investors may prefer to invest with an investment manager that is not publicly traded or is of a different size; and

●	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

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

Difficult market and economic conditions, including, without limitation, changes in interest rates and volatile equity and credit markets, can adversely affect our asset management business in many ways, including by reducing the value or performance of the investments made by any investment funds we may sponsor or accounts we manage, and reducing our ability to raise or deploy capital, each of which could adversely affect our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

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

The potential future growth of our asset management business may place significant demands on our infrastructure and our investment team and other employees, which may increase our expenses. The potential inability of our systems to accommodate an increasing volume of transactions could constrain our ability to expand our asset management businesses. We may face significant challenges in maintaining and developing adequate financial and operational controls, implementing new or updated information and financial systems, managing and appropriately sizing our work force, and updating other components of our business on a timely and cost-effective basis. There can be no assurance that we will be able to manage growth of our asset management business effectively, or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

If we are unable to establish a favorable reputation, our ability to grow our asset management business could be limited, and any damage to our reputation could harm our asset management business.

Our success depends, in part, on establishing and maintaining a strong reputation in the investment community. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors, including but not limited to, litigation, regulatory inquiries or investigations, conflicts of interest, employee misconduct or rumors. Any damage to our reputation could result in redemptions by investors in any funds we may sponsor or accounts we may manage and impede our ability to attract new investors or negatively impact our relationships with third party intermediaries, all of which could result in a material adverse effect to our business, results of operations and financial condition.

Risks Related to our Sports Technology Platform

Our sports technology platform is a relatively new business.

We acquired a controlling interest in SportBLX only at the end of 2019, and SportBLX has been in business only since late 2018. Since its formation, SportBLX has only one subscription agreement as of the filing of this annual report. Accordingly, potential investors in SportBLX-sponsored transactions have little basis on which to evaluate the quality of SportBLX offerings, and investors in the Company will have little basis on which to gauge SportBLX’s contributions to the Company’s results of operations.

Our business is sports-centric, and our success is tied to sports generally and, in particular, to changes in popularity of the sports on which we choose to focus.

We are largely dependent on the continued popularity of sports, generally, and, in particular, the popularity of the sports upon which we have chosen to focus, including basketball, baseball, football and thoroughbreds. Changes in popularity of these sports, globally, or in particular, in the United States, could be influenced by competition from other sports or alternative forms of entertainment. A change in sports fans’ tastes, a change in perceptions relating to particular sports (for example, if a particular aspect of such sports become unpopular due to safety or other considerations), or a popularity shift towards sports events that are currently under-represented or not present in our portfolio, could result in reduced investment in our offerings and reduced revenue to the Company.

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

Our platform depends on maintenance of the internet and other telecommunications services by third parties. Such services include maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet access and services, and reliable telecommunications systems that connect our operations. While the SportBLX platform is designed to operate without interruption, we may experience interruptions and delays in services and availability from time to time. We rely on systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our solutions. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with SportBLX platform users.

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

We also do not have control over the security measures of our third-party payment service providers, and security breaches of the online payment systems that we use could expose us to litigation and possible liability for failing to secure confidential customer information, among other things, damaging our reputation and the perceived security of all of the online payment systems we use. In addition, there may be billing software errors that would damage customer confidence in these payment systems. If any of the above were to occur, we may lose users, which may have an adverse effect on our business.

Risks Related to COVID-19

Our financial and operating performance may be adversely affected by the coronavirus pandemic.

The recent outbreak of coronavirus (COVID-19) strains in the U.S. has had an unfavorable impact on our business operations. Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business, and finance teams, as well as those of our clients and others with whom we have business relationships. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted, but is expected to result in a material adverse impact on our business, results of operations and financial condition.

General Risks

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our worldwide headquarters is in New York City. Our headquarters facility is in good operating condition, suitable for our use, and is adequate for our current needs.

Facility; how held	Function	Segment(s) Using Space

New York, New York; leased	Corporate Headquarters, Administrative	Corporate, Asset Management, Sports Technology Platform

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of July 30, 2021, there were 25,170 shares of our common stock, $0.01 par value, outstanding and held by 45 shareholders of record.

Until May 21, 2021, our common stock traded on the OTCQB under the symbol “GLAE”. On May 20, 2021, the Company received notice from OTCMarkets that, because we had not yet filed Form 10-K for 2020, quotation of the Company’s shares would be moved from the OTCQB market to Pink at market open on May 21, 2021. Upon the filing of this Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the Company will seek to restore quotation of the Company’s shares to the OTCQB market.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GlassBridge Enterprises, Inc. owns and operates an asset management business through various subsidiaries and a sports technology platform through a 50.7% ownership investment in Sport-BLX, Inc (“SportBLX”) (together the “Business”).

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

Introduction

GlassBridge has, during recent periods, undergone significant changes. Until 2015, we primarily provided data storage and security solutions through our two legacy business segments. On August 16, 2018, the Company also sold its Nexsan business.

As described in Notes to Consolidated Financial Statements—Notes 1–15, in a series of transactions during 2019, the Company sold its international subsidiaries and acquired a controlling interest in SportBLX.

As a result of these transactions, the Company now operates in two segments, an asset management business, and a sports technology platform, through SportBLX.

In January 2021, Adara Enterprises, Corp. (“Adara” or “AEC”) received notice from ESW Holdings, Inc. (“ESW”) that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under a Loan and Security Agreement (“ESW Loan Agreement”), dated July 21, 2020. Pursuant to the ESW Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provides that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW acquires from GlassBridge all equity in AEC and certain of its assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from net operating losses, for consideration of $8,500,000, which amount would be used to satisfy the claims of all valid creditors and certain administrative expenses associated with the bankruptcy case, with all residual funds to be paid to GlassBridge. On April 22, 2021, AEC filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. AEC’s prepackaged chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). Upon the occurrence of the Effective Date, ESW paid $8.5 million in consideration, less $325,000 that ESW had previously funded in the form of a postpetition debtor-in-possession loan to AEC to fund the costs of administration associated with AEC’s bankruptcy case. Also on the Effective Date, 50% of the equity in reorganized AEC was issued to ESW, and the other 50% of the equity in reorganized AEC was issued to ESW’s affiliate, ESW Capital LLC. Finally, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW as well as a license to use AEC’s quantitative trading software in connection with the sports industry.

Adara has historically been one of the subsidiaries through which the company has operated its asset management business. The Company, however, remains committed to its asset management business and holds various investments and assets, including Arrive LLC (“Arrive”), in other subsidiaries. The default on the ESW loan agreement is expected to provide additional liquidity for the Business though the prearranged bankruptcy plan described above.

Executive Summary

Consolidated Results of Continuing Operations for the Year Ended December 31, 2020

●	Revenue of $0.5 million in 2020 was up $0.4 million compared with revenue of $0.1 million in 2019.

●	Selling, general and administrative expense was $8.9 million in 2020, up $5.5 million compared with $3.4 million in 2019. The increase from prior year is primarily due to the development of the operations of SportBLX and Adara.

●	Restructuring and other expense was $0.0 million in 2020 compared to $0.1 million in 2019.

●	Operating loss from continuing operations, which included goodwill impairment charges of $42.3 million, was $50.7 million in 2020, compared to $3.4 million in 2019.

●	Other expense was $12.9 million in 2020, compared with other income $14.8 million in 2019.

●	The income tax benefit was $0.0 million in 2020 and 2019.

●	Basic and diluted loss per share from continuing operations was $2,472.77 for 2020 compared with income per share of $330.15 for 2019.

Consolidated Cash Flow/Financial Condition for the Year Ended December 31, 2020

●	Cash and cash equivalents totaled $1.3 million as of December 31, 2020, compared with $5.5 million cash and cash equivalents at December 31, 2019.

●	Cash used in operating activities was $6.8 million in 2020 compared with cash used in operating activities of $11.3 million in 2019. Cash used in operating activities in 2020 was primarily related to the development of the operations of SportBLX and Adara. Cash used in operating activities in 2019 was primarily related to corporate expenditures, legal settlements and related costs.

●	Cash used in investing activities was $3.1 million in 2020 compared with $3.3 million in 2019. Cash used in investing activities in 2020 was primarily related to a $1.7 million purchase of software and a $1.8 million contribution to Adara Asset Management (“AAM”) which was disposed of during the year. Cash used in investing activities in 2019 was primarily related to the purchase of SportBLX.

●	Cash provided by financing activities was $6.2 million in 2020 primarily from proceeds of the ESW note payable, compared with $14.8 million in 2019 from proceeds of the sale of an equity interest in Adara Enterprises Corp and proceeds from the Orix notes payable.

See Analysis of Cash Flows section below for further information.

Results of Operations

Net Revenue

	Years Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(In millions)
Net revenue	$0.5	$0.1	400.0%

“NM” - Indicates the Percent Change is not meaningful

Revenue of $0.5 million in 2020 was up $0.4 million, compared with revenue of $0.1 million in 2019.

Selling, General and Administrative (SG&A)

	Years Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(In millions)
Selling, general and administrative	$8.9	$3.4	161.8%
As a percent of revenue	1,780.0%	3,400.0%

SG&A expense increased in 2020 compared with 2019 by $5.5 million (or 161.8%) due to the development of the operations of SportBLX and Adara.

Goodwill Impairment

	Years Ended December 31,
	2020	2019
	(In millions)
Goodwill impairment	$42.3	$—

We test the carrying amount of a reporting unit’s goodwill for impairment on an annual basis and during an interim period if an event occurs or circumstances change that would warrant impairment testing.

During the fourth quarter of 2020, management engaged in a strategic and financial assessment of the Sports Technology Business. In assessing recoverability of the goodwill recorded as part of the purchase price allocation from the SportBLX acquisition, we compared the carrying amount of the goodwill with its implied fair value. As a result of this assessment, we determined the carrying value of the goodwill exceeds its fair value. Consequently, we recorded an impairment charge of $42.3 million in the Consolidated Statements of Operations for the year ended December 31, 2020.

As of December 31, 2020, there was $8.3 million of remaining goodwill.

Restructuring

The components of our restructuring and other expense included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Restructuring
Severance and related	$—	$0.1
Total restructuring	$—	$0.1

Total restructuring expense was $0.0 million and $0.1 million, for the years ended December 31, 2020 and 2019, respectively. Restructuring expense recorded for the year ended December 31, 2019 related to severance payments. See Note 9- Restructuring and Other Expense in our Notes to Consolidated Financial Statements for information.

Operating Loss From Continuing Operations

	Years Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(In millions)
Operating loss	$(50.7)	$(3.4)	1,391.2%
As a percent of revenue	(10,140.0)%	(3,400.0)%

Operating loss from continuing operations of $50.7 million increased in 2020 by $46.9 million, compared with an operating loss of $3.4 million in 2019. The operating loss of $50.7 million included a goodwill impairment of $42.3 million.

Other Income and (Expense)

	Years Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(In millions)
Interest expense	$(2.6)	$(0.3)	766.7%
Realized loss on investments	(1.9)	—	NM
Defined benefit plan adjustment	(8.5)	—	NM
Other income (expense), net	0.1	15.1	(133.3)
Total other income (expense)	$(12.9)	$14.8	(187.2)%
As a percent of revenue	(2,580.0)%	14,800.0%

NM - Not meaningful

Total other expense was $12.9 million in 2020, compared to other income of $14.8 million in 2019. Other expense in 2020 primarily related to the settlement of the Company’s pension liability. Other income in 2019 primarily related to a $12 million unrealized gain in the Arrive investment, net of a $1.2 million distribution, and a $3.0 million unrealized gain in SportBLX.

Income Tax Benefit (Provision)

	Years Ended December 31,
	2020	2019
	(In millions)
Income tax benefit (provision)	$—	$—
Effective tax rate	NM	NM

NM - Not meaningful

The income tax provision was $0.0 million in 2020 and 2019. Because we maintain a valuation allowance related to our U.S. deferred tax assets, the tax provision generally represents discrete tax events that may occur from time to time.

As of December 31, 2020 and 2019, we had valuation allowances of $231.9 million and $236.4 million, respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain operating loss carryforwards, deferred tax deductions, capital loss carryforwards and tax credit carryforwards.

Income from discontinued operations

	For the Years Ended December 31,
	2020	2019
	(In millions)
Other income (expense)	$—	$1.3
Income from discontinued operations, before income taxes	—	1.3
Gain on sale of discontinued businesses, before income taxes	—	9.4
Income tax benefit	—	1.0
Income from discontinued businesses, net of income taxes	$—	$11.7

Discontinued operations represent the results of operations from our legacy businesses and Nexsan business. For the year ended December 31, 2019, income from discontinued operations primarily relates to the sale of the foreign subsidiaries.

See Note 5 - Discontinued Operations in our Notes to Consolidated Financial Statements for more information.

Segment Results

With the wind down of our legacy businesses substantially completed by the first quarter of 2016 and the sale of the Nexsan business in the third quarter of 2018 and following the launch of AAM, the asset management business and the sports technology platform, SportBlx, are our two reportable segments as of December 31, 2020. Results from the legacy businesses and Nexsan business were reported within discontinued operations.

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

Information related to our segments is as follows:

Asset Management Business

	Years Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(In millions)
Net revenue	$0.0	$0.1	(100.0)%
Operating income (loss)	$(5.2)	$0.1	(5,300.0)%

As a percent of revenue	NM	100.0%

NM - Not meaningful

Revenue from our asset management business primarily consists of management and performance fees paid by the funds under our management.

Sports Technology Platform

	Years Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(In millions)
Net revenue	$0.5	$—	NM
Operating loss	$(44.0)	$(0.2)	(21,900.0)%

As a percent of revenue	(8,800.0)%	NM

NM - Not meaningful

The operating loss in the Sports technology platform includes a goodwill impairment charge of $42.3 million. See Note 7 – Goodwill for additional information.

Corporate and Unallocated

	Years Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
	(In millions)
Corporate and unallocated operating loss	$(1.5)	$(3.3)	(54.5)%
Restructuring and other	—	(0.1)	(100.0)%
Total	$(1.5)	$(3.4)	(55.9)%

For the year ended December 31, 2020, the corporate and unallocated operating loss decreased by $1.8 million compared to 2019. Restructuring and other decreased in 2020 compared with 2019 by $0.1 million.

Financial Position

Our cash and cash equivalents balance, as of December 31, 2020, was $1.3 million, compared to cash of $5.5 million, as of December 31, 2019. See the Analysis of Cash Flows section below for more information.

Our accounts payable balance, as of December 31, 2020, was $1.8 million, a decrease of $0.2 million from $2.0 million, as of December 31, 2019.

Our other current liabilities balance, as of December 31, 2020, was $1.8 million, an increase of $0.3 million from $1.5 million, as of December 31, 2019.

Liquidity and Capital Resources

Our primary sources of liquidity include our cash and cash equivalents. Our primary operating liquidity needs relate to our working capital and funding our operations.

We had $1.3 million cash on hand as of December 31, 2020.

Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $3.2 million and any cash shortfall associated with our businesses.

We expect that our cash, in addition to asset monetization, will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Restricted cash is related to contractual obligations or restricted by management and is included in other current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. The restricted cash balance in other current assets as of December 31, 2020 was $0.5 million and as of December 31, 2019 was $0.0 million.

Analysis of Cash Flows

Cash Flows Used in Operating Activities:

	Years Ended December 31,
	2020	2019
	(In millions)
Net income (loss)	$(63.6)	$23.1
Adjustments to reconcile net income (loss) to net cash used in operating activities	53.5	(25.2)
Changes in operating assets and liabilities	2.6	(9.2)
Net cash used in operating activities	$(7.5)	$(11.3)

Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities for 2020 was primarily driven by the development of the operations of SportBLX and Adara and includes a goodwill impairment of $42.3 million. Cash used in operating activities for 2019 was primarily driven by corporate expenditures, legal settlements and related costs.

Cash Flows (Used in) Investing Activities:

	Years Ended December 31,
	2020	2019
	(In millions)
Purchase of property and equipment	$(1.7)	$—
Purchase of SportBLX	—	(3.7)
Purchases of investments	(1.1)	(1.3)
Proceeds from sale of investments	0.2	—
Proceeds from fund distribution	2.0	1.3
Disbursement related to disposal group	(1.8)	(0.8)
Proceeds from sale of assets and businesses	—	1.2
Net cash (used in) investing activities	$(2.4)	$(3.3)

Cash used in investing activities in 2020 included expenditures in connection with the ESW, George Hall and Orix transactions in July 2020. These include a $1.7 million purchase of software and a $1.8 million contribution to AAM which was disposed of during the year. Cash provided by investing activities in 2019 was primarily related to the purchase of SportBLX.

Cash Flows Provided by Financing Activities:

	Years Ended December 31,
	2020	2019
	(In millions)
Proceeds from Orix notes payable	16.0	10.2
Repayment of Orix note payable	(16.0)	—
Proceeds from ESW note payable	5.4	—
Proceeds from Bank Loan	0.4	—
Proceeds from other related parties notes payable	0.4	—
Proceeds from sale of equity interest in Adara Enterprises Corp	—	4.6
Net cash provided by financing activities	$6.2	$14.8

Cash provided by financing activities in 2020 relates to an ESW note payable, a note payable issued under the Paycheck Protection Program (the “Bank Loan”) and notes payable from other related parties. Cash provided by financing activities in 2019 primarily relates to the sale of an equity interest in Adara Enterprises Corp and proceeds for the Orix notes payable. See Note 8 – Debt, Note 13 – Shareholders’ Equity and Note 16 – Related Party Transactions for more information.

No dividends were declared or paid during 2020 or 2019. Any future dividends are at the discretion of and subject to the approval of our Board.

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

We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Uncertain Tax Positions. Our income tax returns are subject to review by various taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the financial statements is that the position must more-likely-than-not be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized. At December 31, 2019 and 2020, our accrual related to uncertain tax positions and unrecognized tax benefits was $0.0 million.

Our U.S. federal income tax returns for 2017 through 2020 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2014.

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

Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU’s October 2010 ruling and subsequent litigation and law-making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies, and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions, except France due to certain court rulings. As of December 31, 2020, and 2019, we had accrued liabilities of $0.0 million associated with levies related to consumer channel sales for which we are withholding payment. In addition, various decisions and enactments have established that the levy rates in various countries improperly excluded from their calculations and assessments the private copying performed using computers and smartphones. This in turn meant that, to the extent levy rates were determined to be retroactively excessive, the Company would be entitled to a rebate on that basis as well.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of GlassBridge Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GlassBridge Enterprises, Inc. (the “Company”) at December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

As described in Note 6 to the consolidated financial statements, the Company maintains a significant investment in a private company. For investments in equity securities that do not to have a readily determinable fair value, the Company made the election to measure the securities it holds at amortized cost in accordance with ASC 321-10-35. The Company performed a qualitative assessment to determine whether its investment should be impaired due to any decline in fair value below cost.

The determination of the fair value for these securities requires significant judgment and subjective evaluation of qualitative factors. In addition, the Company prepared a valuation model to support its determination, and the valuation process involves significant assumptions and estimates.

How the Critical Matter Was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

-	Reviewed and assessed management’s evaluation of qualitative factors and relevant events and circumstances to determine whether the fair value of these securities was less than the amortized cost.

-	Corroborated that analysis with examination of internally prepared valuation model and evaluated management’s assumptions and forecasts.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2018.

Dallas, Texas

August 4, 2021

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
	(In millions, except per share amounts)
Net revenue, primarily related party	$0.5	$0.1
Operating expenses:
Selling, general and administrative	8.9	3.4
Impairment of goodwill	42.3	—
Restructuring and other	—	0.1
Total operating expenses	51.2	3.5
Operating loss from continuing operations	(50.7)	(3.4)
Other income (expense):
Interest expense	(2.6)	(0.3)
Realized loss on investments	(1.9)	—
Defined benefit plan adjustment	(8.5)	—
Unrealized gain on Arrive investment	—	12.1
Unrealized gain on SportBLX	—	3.0
Other income (expense), net	0.1	—
Total other income (expense)	(12.9)	14.8
Income (loss) from continuing operations before income taxes	(63.6)	11.4
Income tax benefit	—	—
Income (loss) from continuing operations	(63.6)	11.4
Discontinued operations:
Income from discontinued operations, net of income taxes	—	1.3
Gain on sale of discontinued businesses, net of income taxes	—	10.4
Income from discontinued operations, net of income taxes	—	11.7
Net Income	$(63.6)	$23.1
Less: Net loss attributable to noncontrolling interest	(1.3)	2.9
Net Income attributable to GlassBridge Enterprises, Inc.	$(62.3)	$20.2

Earnings (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(2,472.77)	$330.15
Discontinued operations	—	461.45
Net Earnings	$(2,472.77)	$791.60
Weighted average common shares outstanding:
Basic and diluted (in thousands)	25.2	25.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBIRDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2020	2019
	(In millions)
Net income (loss)	$(63.6)	$23.1

Net pension adjustments, net of tax:
Reclassification of adjustments for defined benefit plans recorded in net loss	20.6	0.1
Total net pension adjustments	20.6	0.1

Total other comprehensive income, net of tax	20.6	0.1

Comprehensive income (loss)	$(43.0)	$23.2
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1.3)	2.9
Comprehensive income attributable to GlassBridge Enterprises, Inc.	$(41.7)	$20.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In millions, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1.3	$5.5
Short term investments	—	0.2
Accounts receivable, net (primarily related party)	0.1	0.1
Prepaid operating expenses	—	1.7
Other current assets	1.0	1.1
Total current assets	2.4	8.6
Property and equipment, net	1.5	—
Goodwill	8.3	50.6
Arrive long term investment	12.8	14.8
Other assets and other investments	0.4	2.4
Total assets	$25.4	$76.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.8	$2.0
ESW note payable (See Note 8 – Debt)	11.0	—
Other current liabilities	1.8	1.5
Total current liabilities	14.6	3.5
Pension liability	—	13.5
Stock purchase agreement notes payable (See Note 16 – Related Party Transactions)	17.6	17.6
Orix notes payable (See Note 8 – Debt)	—	10.3
Bank loan (See Note 8 – Debt)	0.4	—
Other related parties notes payable (See Note 16 – Related Party Transactions)	0.2	—
Other liabilities	0.2	0.2
Total liabilities	33.0	45.1
See Note 15 – Litigation, Commitments and Contingencies
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares	—	—
2020 – shares issued: 28,097, outstanding: 25,170
2019 – shares issued: 28,097, outstanding: 25,170
Additional paid-in capital	1,059.6	1,053.9
Accumulated deficit	(1,065.0)	(1,002.7)
Accumulated other comprehensive loss	—	(20.6)
Treasury stock, at cost 2,927 shares at December 31,2020; 2,927 shares at December 31, 2019	(24.9)	(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity	(30.3)	5.7
Noncontrolling interest	22.7	25.6
Total shareholders’ equity	$(7.6)	$31.3
Total liabilities and shareholders’ equity	$25.4	$76.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	(Deficit)
	(In millions, except per share amounts)
Balance as of December 31, 2018	28,097	$—	$1,048.9	$(1,022.9)	$(20.7)	2,402	$(24.7)	$—	$(19.4)
Net income				20.2				2.9	23.1
Purchase of treasury stock						450	—		—
Restricted stock grants and other			0.2			75	(0.2)		—
Pension adjustments, net of tax					0.1				0.1
Recognition of noncontrolling interest			4.8					22.7	27.5
Balance as of December 31, 2019	28,097	$—	$1,053.9	$(1,002.7)	$(20.6)	2,927	$(24.9)	$25.6	$31.3
Net loss				(62.3)				(1.3)	(63.6)
Acquisition of noncontrolling interest of Adara Enterprises, Corp.			(3.0)					(1.6)	(4.6)
Disposition of Adara Asset Management to a related party			8.7			—	—		8.7
Pension adjustments, net of tax					20.6				20.6
Balance as of December 31, 2020	28,097	$—	$1,059.6	$(1,065.0)	$—	2,927	$(24.9)	$22.7	$(7.6)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$(63.6)	$23.1
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.8	0.1
Goodwill impairment	42.3	—
Stock-based compensation	—	0.2
Unrealized gain on Arrive investment	—	(12.1)
Unrealized gain on SportBLX investment	—	(3.0)
Loss on sale of investments	1.9	—
Defined benefit plan adjustment	8.5	—
Gain on sale of assets and businesses	—	(10.4)
Changes in operating assets and liabilities:
Accounts receivable	(0.2)	(0.1)
Prepaid expenses	0.3	(1.6)
Other current assets	0.6	—
Other assets	1.2	0.8
Accounts payable	(0.4)	(5.6)
Other current liabilities	—	(2.7)
Other liabilities	1.1	—
Net cash used in operating activities	(7.5)	(11.3)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1.7)	—
Purchase of SportBLX	—	(3.7)
Purchase of investments	(1.1)	(1.3)
Proceeds from sale of investments	0.2	—
Proceeds from fund distribution	2.0	1.3
Disbursement related to disposal group	(1.8)	(0.8)
Proceeds from sale of assets and businesses	—	1.2
Net cash used in investing activities	(2.4)	(3.3)
Cash Flows from Financing Activities:
Proceeds from Orix notes payable	16.0	10.2
Repayment of Orix note payable	(16.0)	—
Proceeds from ESW note payable	5.4	—
Proceeds from Bank Loan	0.4	—
Proceeds from other related parties notes payable	0.4	—
Proceeds from sale of equity interest in Adara Enterprises Corp	—	4.6
Net cash provided by financing activities	6.2	14.8
Net change in cash and cash equivalents	(3.7)	0.2
Cash, cash equivalents and restricted cash — beginning of year	5.5	5.3
Cash, cash equivalents and restricted cash — end of year (a)	$1.8	$5.5

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$(0.6)	$(1.1)
Interest expense	0.3	—
Non-cash investing and financing activities during the period:
ESW note payable issued for the following:
Acquisition of Orix PTP Holdings, LLC’s 201 shares of AEC common stock	$4.6	$—
Payment of accrued interest to Orix PTP Holdings, LLC	0.8	—
Payment of deferred financing costs	0.2	—
Total non-cash related to ESW note payable	5.6	—
Disposition of AAM to a related party including Orix notes payable	10.5	—
Notes payable issued for purchase of SportBLX	—	17.6
Recognition of non-controlling interest – SportBLX	—	23.7
Recognition of non-controlling interest – Adara Enterprises Corp	—	1.0
Total non-cash investing and financing activities during the period	$16.1	$42.3

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets
Current assets:
Cash and cash equivalents	$1.3	$5.5
Restricted cash in other current assets	0.5	—
Total cash, cash equivalents and restricted cash	$1.8	$5.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation

Background

GlassBridge Enterprises, Inc. owns and operates an asset management business and a sports technology platform through wholly owned Adara Enterprises, Corp. (“Adara” or “AEC”), formerly known as Imation Enterprises Corp, and Sport-BLX, Inc. (“SportBLX”), among other subsidiaries.

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

On August 20, 2019, the Company effected a reverse split of our common stock, par value $0.01 per share at a ratio of 1:200 (the “Reverse Stock Split”). On August 21, 2019 (the “Effective Date”), our common stock began trading on the Reverse Stock Split-adjusted basis on the OTCQB at the opening of trading. In connection with the Reverse Stock Split, our common stock began trading with a new CUSIP number at such time. There was no change to the Company’s stock symbol. All prior periods have been retroactively adjusted to give effect to the reverse stock split. See Note 13 - Shareholders’ Equity for further information.

On October 1, 2019, the Company sold to Orix PTP Holdings, LLC (“Orix”), for $17.6 million, 20.1% of the outstanding stock of Adara, until then a Company wholly owned subsidiary, together with two promissory notes of Adara to the Company in total principal amount of $13 million.

On December 12, 2019, the Company acquired a controlling interest of 50.7% in SportBLX in two separate stock purchase agreements.

In July 2020, the Company and certain of its subsidiaries completed a series of transactions that resulted among other things, in the Company’s reacquiring shares of Adara sold in October 2019; disposing of obligations incurred in connection with the sale; and entering into a Loan and Security Agreement (the “ESW Loan Agreement”). In addition, Adara acquired, from an affiliate of the Company, certain quantitative trading software, which is included in the assets in which ESW Holdings, Inc. (“ESW”) has a security interest.

In January 2021, Adara Enterprises, Corp. (“Adara” or “AEC”) received notice from ESW Holdings, Inc. (“ESW”) that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under a Loan and Security Agreement (“ESW Loan Agreement”), dated July 21, 2020. Pursuant to the ESW Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provides that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW acquires from GlassBridge all equity in AEC and certain of its assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from net operating losses, for consideration of $8,500,000, which amount would be used to satisfy the claims of all valid creditors and certain administrative expenses associated with the bankruptcy case, with all residual funds to be paid to GlassBridge. On April 22, 2021, AEC filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. AEC’s prepackaged chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). Upon the occurrence of the Effective Date, ESW paid $8.5 million in consideration, less $325,000 that ESW had previously funded in the form of a postpetition debtor-in-possession loan to AEC to fund the costs of administration associated with AEC’s bankruptcy case. Also on the Effective Date, 50% of the equity in reorganized AEC was issued to ESW, and the other 50% of the equity in reorganized AEC was issued to ESW’s affiliate, ESW Capital LLC. Finally, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW as well as a license to use AEC’s quantitative trading software in connection with the sports industry.

Adara has historically been one of the subsidiaries through which the company has operated its asset management business. The Company, however, remains committed to its asset management business and holds various investments and assets, including Arrive LLC (“Arrive”), in other subsidiaries. The default on the ESW loan agreement is expected to provide additional liquidity for the Business though the prearranged bankruptcy plan described above.

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

The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”) and the Nexsan Business, are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our “Asset Management Business” and our “Sports Technology Platform”, as well as corporate expenses and activities not directly attributable to our Legacy Businesses or the Nexsan Business. Assets and liabilities directly associated with our Legacy Businesses and Nexsan Business and that are not part of our ongoing operations have been separately presented on the face of our Consolidated Balance Sheets for all periods presented. See Note 5 - Discontinued Operations for further information.

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

Restricted Cash. Cash related to contractual obligations or restricted by management for specific use is classified as restricted and is included in other current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. As of December 31, 2020, and December 31, 2019, we had $0.5 million and $0.0 million, respectively, of restricted cash included in other current assets which relates to the ESW note payable. Pursuant to the ESW Loan and Security Agreement, AEC is required to maintain at least $500,000 cash in controlled accounts.

Investments. Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. The Company’s short-term investment balances as of December 31, 2020 and 2019 included trading securities, which are measured at fair value. The corresponding income or loss associated with these trading securities is reported in our Consolidated Statements of Operations as a component of “Other income (expense), net”. Trading securities are bought and held principally for the purpose of selling them in the near term therefore are only held for a short period of time.

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

Revenue Recognition. The Company recognizes revenue in light of the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized when control of goods has transferred to customers. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods/services have been delivered as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. Revenue is recognized at the transaction price which the Company expects to be entitled. The majority of the Company’s customer arrangements, for both the Asset Management Business and Sports Technology Platform, contain a single performance obligation for services as the promise for services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company may also enter into customer arrangements that involve intellectual property out-licensing, multiple performance obligations, services and non-standard terms and conditions.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the valuation model are supported primarily by historical indicators and current market conditions. Expected volatilities are based on historical volatility of our stock and are calculated using the historical weekly close rate for a period of time equal to the expected term. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data and management judgment to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. It is calculated on an aggregated basis and estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients’ behavior. In determining the expected term, we consider the vesting period of the awards, the contractual term of the awards, historical average holding periods, stock price history, impacts from recent restructuring initiatives and the relative weight for each of these factors. The dividend yield, if applicable, is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics. See Note 10 - Stock-Based Compensation for further information regarding stock-based compensation.

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

Adoption of New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, amends, and adds disclosure requirements for fair value measurements. The amended and new disclosure requirements primarily relate to Level 3 fair value measurements. The Company adopted this ASU in the first quarter of 2020. As this ASU relates only to disclosures, there was no impact to the Company’s consolidated results of operations or financial condition.

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

Note 3 — Income (Loss) per Common Share

The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Years Ended December 31,
	2020	2019
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(63.6)	$11.4
Less: loss attributable to noncontrolling interest	(1.3)	—
Net income (loss) from continuing operations attributable to GlassBridge Enterprises, Inc.	(62.3)	11.4
Income from discontinued operations, net of income taxes	—	11.7
Net income	$(62.3)	$23.1
Denominator:
Weighted average number of diluted shares outstanding during the period - basic and diluted (in thousands)	25.2	25.5

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(2,472.77)	$330.15
Discontinued operations	—	461.45
Net income	$(2,472.77)	$791.60
Anti-dilutive shares excluded from calculation	—	—

Note 4 – Business Combination

During the first ten months of 2019, the Company entered into three Common Stock Purchase Agreements (the “SportBLX Purchase Agreement”) with SportBLX, Inc., a Delaware corporation (“SportBLX”), purchasing a total of 13,519 shares of SportBLX common stock for total consideration of $1,788,379.

On December 12, 2019, the Company acquired a controlling interest of 50.7% in SportBLX by purchasing an additional 55,000 shares for total consideration of $19.5 million, in two separate stock purchase agreements. The Company entered into a Common Stock Purchase Agreement with Joseph A. De Perio (the “De Perio Agreement”) pursuant to which the Company purchased 17,076 shares of SportBLX common stock in exchange for consideration of $6,061,980. On the same date, the Company entered into a Common Stock Purchase Agreement with George E. Hall (the “Hall Agreement” and, together with the De Perio Agreement, the “Stock Purchase Agreements”) pursuant to which the Company purchased 37,924 shares of SportBLX common stock for consideration of $13,463,020. Joseph De Perio is a member of the Board of Directors of the Company, owns 2.47% of the Company’s outstanding common stock and is SportBLX’s president. George E. Hall is the beneficial holder of approximately 31.1% of the Company’s outstanding common stock and is the Executive Chairman and CEO of SportBLX.

The aggregate consideration paid by the Company in the business combination is $21,313,378.72.

Date	Description	Shares Acquired	Per Share Price	Consideration
January 4, 2019	SportBLX Purchase Agreement	10,526	$95.0029	$1,000,000
September 16, 2019	SportBLX Purchase Agreement	679	263.4074	178,854
October 18, 2019	SportBLX Purchase Agreement	2,314	263.4074	609,525
		13,519		1,788,379

December 12, 2019	De Perio Agreement	17,076	355.0000	6,061,980
December 12, 2019	Hall Agreement	37,924	355.0000	13,463,020
		55,000		19,525,000
Total shares and consideration		68,519		$21,313,379

The following table presents the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$3,365
Sundry receivable	14,772
Investment – Race Horses	220,000
Investment – BLX Trading Corp	4,600
TANGIBLE ASSETS ACQUIRED	242,737

Accounts payable	$712,160
Accrued expenses	50,000
Accrued interest payable	27,796
Note payable	2,000,000
LIABILITIES ASSUMED	2,789,956
NET LIABILITIES ASSUMED	(2,547,219)

Goodwill	50,552,094
INTANGIBLE ASSETS ACQUIRED	50,552,094

Consideration	21,313,379
Unrealized gain	3,010,866
Total GlassBridge Enterprises, Inc. interest	24,324,245
Noncontrolling interests	23,680,630
$48,004,875

The following table provides unaudited pro forma information for the periods presented as if the SportBLX acquisition had occurred January 1, 2019:

Year ended December 31,
2019
(in millions)
Revenues	$(0.1)
Loss from continuing operations	$(10.6)

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

SportBLX is offering a new asset class and is the first company to bring it to the market. Sports are a multi-billion dollar industry with economic and non-economic factors that make it very unique. The leadership at SportBLX brings over thirty years of experience in the financial industry with experience in securitizing, structuring and trading. This unique combination accounts for the goodwill of $50,552,094 arising from the acquisition.

None of the goodwill recognized is expected to be deductible for income tax purposes. The fair value allocation was completed and it was determined that $50.6 million was attributable to goodwill.

In December 2020, the Company recorded an impairment charge of $42.3 million to goodwill. See Note 7 – Goodwill for more information.

Note 5 — Discontinued Operations

The Nexsan Business

On August 16, 2018, the Company completed the disposition of its entire interest in the Nexsan Business. Escrowed funds of $610,760, net of claims, that were held for indemnifiable costs or liabilities arising within 18 months of the transaction were remitted to the Company on February 19, 2020.

The Legacy Businesses

As of December 31, 2016, the wind-down of the Company’s Legacy Businesses was substantially complete, having effectively terminated all associated employees and ceased all operations.

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

The key components of the results of discontinued operations were as follows:

	For the Years Ended December 31,
	2020	2019
	(In millions)
Other income	$—	$1.3
Income from discontinued operations, before income taxes	—	1.3
Gain on sale of discontinued businesses, before income taxes	—	9.4
Income tax benefit	—	1.0
Income from discontinued businesses, net of income taxes	$—	$11.7

Net income of discontinued operations for year ended December 31, 2020 decreased by $11.7 million compared to the year ended December 31, 2019, due to the Subsidiary Sale.

The income tax benefit related to discontinued operations was $0.0 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively. See Note 12 - Income Taxes for additional information.

The Company no longer has any assets or liabilities of discontinued operations as of December 31, 2019.

Note 6 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided below.

Other current assets of $1.0 million as of December 31, 2020 consists of restricted cash of $0.5 million and a minimum tax refund that was received in the first quarter of 2021. Other current assets of $2.8 million as of December 31, 2019 include $1.7 million of prepaid professional service fees to a related party, $0.5 million for a tax refund received in 2020 and $0.6 million of escrowed funds related to the disposition of the Nexsan Business.

Property and equipment consists of quantitative trading software purchased from GEH Capital, LLC (“GEH”), a related party. The asset is depreciated on a straight-line basis over a useful life of three years. Net property and equipment of $1.5 million as of December 31, 2020 consists of the purchased cost of $1.7 million less accumulated depreciation of $0.2 million. The residual values, useful life and depreciation method are reviewed at each financial year end to ensure that the amount, method and period of depreciation are consistent with previous estimates and the expected pattern of consumption of the future economic benefits embodied in the items of property and equipment. See Note 16 – Related Party Transactions for more information on the software purchase. An item of property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. The difference between the net disposal proceeds, if any and the net carrying amount is recognized in income statement.

In January 2021, AEC received notice from ESW that Adara had defaulted on its obligations under the ESW Loan Agreement. On April 22, 2021, AEC filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. As part of AEC’s prepackaged chapter 11 plan of reorganization which became effective on June 15, 2021, ESW acquired the Company’s interest in the quantitative trading software and GlassBridge received a license to use the software in connection with the sports industry. See Note 17 – Subsequent Events for more information.

Total assets of as of December 31, 2020 include a $12.8 million investment in Arrive LLC (“Arrive”), down $2.0 million as a result of distributions. The Arrive investment was $14.8 million as of December 31, 2019. Historically, we accounted for such investment under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of December 31, 2020, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Other assets of $0.4 million as of December 31, 2020 include a separate investment in Arrive. Other assets and other investments of $2.4 million as of December 31, 2019, include a $0.9 million investment in the Möbius Fund SCA SICAV-RAIF. In 2020, the Company contributed an additional $0.5 million to the investment due to market downturn. The investment subsequently ended and resulted in a $1.4 million loss that was realized in 2020. Another $0.5 million minimum tax refund, separate from the tax refund recorded in other current assets, is also included in other assets and other investments as of December 31, 2019.

Other current liabilities (included as a separate line item in our Consolidated Balance Sheets) include the following:

	December 31,
	2020	2019
	(In millions)
Accrued payroll	$0.5	$0.1
Other current liabilities	1.3	1.4
Total other current liabilities	$1.8	$1.5

Other current liabilities as of December 31, 2020, include accruals for interest expense of $1.2 million of which $0.1 million is related party.

Other current liabilities as of December 31, 2019, included accruals for professional services fees of $0.7 million and fees related to insurance and other claims of $0.4 million.

Stock purchase agreements as of December 31, 2020, include notes payable of $12.1 million and $5.5 million to George E. Hall and Joseph A. De Perio, respectively, in conjunction with the Stock Purchase Agreement for shares of SportBLX common stock. See Note 16 – Related Party Transactions for additional information.

As of December 31, 2020, the Company has a note payable of $11.0 million to ESW Holdings, LLC (“ESW”) and a $0.4 million Bank loan from Signature Bank pursuant to the Paycheck Protection Program (the “PPP”). See Note 8 – Debt for additional information on the ESW note payable and the Bank loan.

As of December 31, 2019, pension liabilities were $13.5 million. Following a payment made on October 3, 2019 in fulfillment of a settlement agreement with the Pension Benefit Guaranty Corporation, the Company is no longer obligated for this liability, as of January 6, 2020. See Note 11 – Retirement Plans for additional information on the pension liability.

As of December 31, 2019, the Company had notes payable of $13.0 million in connection with a Securities Purchase Agreement with Orix which were assigned from Adara Enterprises Corp. to Adara Asset Management, LLC, which, also on July 21, 2020, was sold to GEH Sport LLC, a related party, and, in effect, no longer an obligation of the Company. See Note 16 – Related Party Transactions for additional information.

Note 7 — Goodwill

As a result of acquiring a controlling interest in SportBLX, we recorded goodwill of $50.6 million as part of the purchase price allocation. The goodwill acquired was fully allocated to our Sports technology platform. In December 2020, we recorded an impairment charge of $42.3 million. See the 2020 Goodwill Analysis below for additional information.

The following table presents the changes in goodwill:

SportBLX
(in millions)
Balance as of December 31, 2018	$—
Acquisition	50.6
Balance as of December 31, 2019	50.6
Impairment charges	42.3
Balance as of December 31, 2020	$8.3

2020 Goodwill Analysis

During the fourth quarter of 2020, management engaged in a strategic and financial assessment of the Sports Technology Business. In assessing recoverability of the goodwill recorded as part of the purchase price allocation from the SportBLX acquisition, we compared the carrying amount of the goodwill with its implied fair value. To determine the estimated fair value, we used the cost approach, a valuation technique that involves determining the total asset value of a business and reducing that value by the amount of its outstanding liabilities. As a result of this assessment, we determined the carrying value of the goodwill exceeded its fair value. Consequently, we recorded an impairment charge of $42.3 million in the Consolidated Statements of Operations for the year ended December 31, 2020. The impairment of goodwill was driven by a number of factors affecting our Sports Technology Business in 2020 including, but not limited to, the outbreak of COVID-19 and its impact on sports globally, the performance of the business and its capital position.

See Note 2 - Summary of Significant Accounting Policies as well as Critical Accounting Policies and Estimates within the Management’s Discussion and Analysis section for further background and information on goodwill impairments.

Note 8 — Debt

Debt and notes payable consists of the following:

	Years Ended December 31,
	2020	2019
	(In millions)
Pension liability	$—	$13.5
Stock purchase agreement notes payable (see Note 16 – Related Party Transactions)	17.6	17.6
Orix notes payable	—	13.0
ESW note payable	11.0	—
Deferred financing costs	—	(2.7)
Bank loan	0.4	—
Other related parties notes payable	0.2	—
Other liabilities	0.2	0.2
Total long term debt	29.4	41.6

Stock purchase agreement notes payable bear interest at a 5% annual rate and mature on December 12, 2022. The interest under the notes is payable in arrears on the first day of each calendar quarter, or, at the Company’s option, in shares of common stock of the Company at a price reflecting market value. Interest of $508,000 due under the agreement is offset due to the termination of a Credit Facility Letter Agreement with Clinton Special Opportunities Fund LLC (“CSO”). See Note 16 – Related Party Transactions for more information.

The Company had multiple notes payable with Orix. Notes payable of $16.0 million issued in March 2020 bear interest at a 5.0% annual rate and mature on September 18, 2021.

On July 21, 2020, pursuant to a loan prepayment and security termination agreement, the Company prepaid the $16 million notes payable issued to Orix in March 2020, together with accrued interest of $171,112. The prior Orix notes payable of $13.0 million, which bear interest at a 7.5% annual rate, were assigned from Adara Enterprises Corp. to Adara Asset Management LLC, which, also on July 21, 2020, was sold to GEH Sport LLC, a related party, and, in effect, no longer an obligation of the Company.

Also on July 21, 2020, the Company borrowed $11.0 million from ESW, the proceeds of which were applied, among other things, to finance the transactions referred to in the preceding paragraph and the Company’s purchase of Orix’s shares of Adara Enterprises Corp. (“AEC”), as described below. The loan is due January 20, 2021, with $1,100,000 interest. Also, AEC granted to ESW a security interest in all of AEC’s assets pursuant to the ESW Loan Agreement, which, in addition to customary representations and warranties and covenants, prohibits AEC from entering into any agreement without ESW’s consent, or, subject to exceptions, incur or prepay any indebtedness, incur any liens, or make distributions on or payments with respect to its shares, and requires AEC to maintain at least $500,000 in cash or cash equivalents in controlled accounts. ESW may accelerate the loan upon a payment default; covenant default, in some cases after notice; a material adverse change in AEC’s business, assets, financial condition, ability to repay the loan, or in the perfection, value, or priority of ESW’s security interests in AEC’s assets; attachment of a material part of AEC’s assets; AEC’s or the Company’s insolvency; AEC’s default in its obligations under other agreements totaling $100,000 or more; AEC’s incurring judgments or settlements totaling $100,000 or more; or a change in AEC’s ownership; or if any material representation by AEC under the ESW Loan Agreement is untrue. The ESW Loan Agreement provides that, in event of AEC’s default other than for a material representation, AEC and ESW will act in good faith to effect a reorganization of AEC in bankruptcy, pursuant to which ESW acquires from the Company all equity in AEC and certain of its assets, for $8,500,000, and AEC’s cash, shares of its subsidiaries, including Sport-BLX, Inc., and a right to use AEC software and intellectual property within the sports industry are distributed to the Company. In connection with the ESW Loan Agreement, pursuant to a Limited Recourse Stock Pledge Agreement, the Company pledged to ESW all of the Company’s AEC stock and 30% of the outstanding stock of SportBLX, and, pursuant to a Subscription Agreement, ESW purchased 100 shares of AEC’s Series A Preferred Stock for a total purchase price of $25,000. Upon any liquidation, dissolution, or winding up of AEC, each holder of Series A Preferred Stock is entitled to a liquidation preference of $1,500 per share and no more. Holders of Series A Preferred Stock vote together with holders of common stock on all matters, and each share of Series A Preferred Stock entitles the holder to one vote.

In January 2021, AEC received notice from ESW that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under the ESW Loan Agreement. Pursuant to the ESW Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provides that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW acquires from GlassBridge all equity in AEC and certain of its assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from net operating losses, for consideration of $8,500,000, which amount would be used to satisfy the claims of all valid creditors and certain administrative expenses associated with the bankruptcy case, with all residual funds to be paid to GlassBridge. On April 22, 2021, AEC filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. AEC’s prepackaged chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). Upon the occurrence of the Effective Date, ESW paid $8.5 million in consideration, less $325,000 that ESW had previously funded in the form of a postpetition debtor-in-possession loan to AEC to fund the costs of administration associated with AEC’s bankruptcy case. Also on the Effective Date, 50% of the equity in reorganized AEC was issued to ESW, and the other 50% of the equity in reorganized AEC was issued to ESW’s affiliate, ESW Capital LLC. Finally, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW as well as a license to use AEC’s quantitative trading software in connection with the sports industry.

On May 5, 2020, the Company received funds under a loan (the “Bank Loan”) from Signature Bank (the “Lender”) in the aggregate amount of $374,065, pursuant to the PPP under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Bank Loan, which was in the form of a note, dated April 30, 2020, issued to the Lender, matures on April 30, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 30, 2020. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the Bank Loan may be forgiven as long as the Company uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities. The Company used the entire Bank Loan amount for qualifying expenses.

Other related parties notes payable of $0.2 million is comprised of Demand Notes 4 and 5 described below.

On June 30, 2020, SportBLX issued an unsecured demand note to Clinton Special Opportunities Fund LLC (“CSO”), a related party, in the aggregate principal amount of $150,000 (the Demand Note-4”). The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of December 31, 2020 SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued an unsecured demand note to Mr. De Perio, a related party, in the aggregate principal amount of $40,000 (the Demand Note-5”). The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Mr. De Perio, or (b) July 1, 2021. As of December 31, 2020 SportBLX borrowed $40,000 under the Demand Note-5.

On June 30, 2020, SportBLX issued an unsecured demand note to Sport-BLX Securities, Inc. (“Securities”), a related party, in the aggregate principal amount of $213,793 (the Demand Note-6”). The Demand Note-6 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Securities, or (b) July 1, 2021. As of December 31, 2020 SportBLX borrowed $213,793 under the Demand Note-6, which was offset by amounts owed to SportBLX.

Scheduled maturities of the Company’s long-term debt, as they exist as of December 31, 2020, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2021	$11.2
2022	18.2
2023	—
2024	—
2025	—
2026 and thereafter	—
Total	29.4

Note 9 — Restructuring and Other Expense

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

Restructuring and other expense was $0.0 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. Restructuring expense of $0.1 million for the year ended December 31, 2019 was related to severance payments.

Note 10 — Stock-Based Compensation

Stock compensation consisted of the following:

	Years Ended December 31,
	2020	2019
	(In millions)
Stock compensation expense	$—	$—

The 2011 Incentive Plan was approved and adopted by our shareholders on May 4, 2011 and became effective immediately. The 2011 Incentive Plan was amended and approved by our shareholders on May 8, 2013. The 2011 Incentive Plan permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. The aggregate number of shares of our common stock that may be issued under all stock-based awards made under the 2011 Incentive Plan is 4,671. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustments as provided in the 2011 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. Awards may be granted under the 2011 Incentive Plan until the earlier to occur of May 3, 2021 or the date on which all shares available for awards under the 2011 Incentive Plan have been granted; provided, however, that incentive stock options may not be granted after February 10, 2021.

Stock-based compensation awards issued under the 2011 Incentive Plan generally have a term of ten years and, for employees, vest over a three-year period. Exercise prices of awards issued under these plans are equal to the fair value of the Company’s stock on the date of grant.

As of December 31, 2020, there were 1,360 outstanding stock-based compensation awards under the 2011 Incentive Plan. As of December 31, 2020, there were no shares available for grant under our 2011 Incentive Plan.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding December 31, 2018	113	$16,734.00	0.2
Forfeited	(113)	16,734.00
Granted	1,360	106.00
Outstanding December 31, 2019	1,360	$106.00	9.7
Granted	—	—
Outstanding December 31, 2020	1,360	$106.00	8.7
Exercisable as of December 31, 2020	873	$106.00	8.7

The Company did not grant any options during the year ended December 31, 2020, and granted 1,360 options during the year ended December 31, 2019. There were no options exercised in 2019 or 2020. As of December 31, 2020 there are 1,360 shares outstanding and 873 shares are exercisable. The aggregate intrinsic value of all outstanding stock options was $0.0 million as of December 31, 2020.

Total stock-based compensation expense associated with stock options related to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 was $0.0 million. As of December 31, 2020, unrecognized compensation expense related to outstanding stock options was immaterial.

No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2020 or 2019.

Restricted Stock

The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2018	150	$1,406.00
Vested	(75)	1,406.00
Forfeited	(75)	1,406.00
Nonvested as of December 31, 2019	—	$—
Nonvested as of December 31, 2020	—	$—

No shares of restricted stock were granted during the years ended December 31, 2019 or 2020.

The total fair value of shares that vested during the years 2020 and 2019 was $0.0 million and $0.1 million, respectively.

Total stock-based compensation expense associated with restricted stock relating to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 was $0.0 million. As of December 31, 2020, the Company does not have any outstanding restricted stock or related unrecognized compensation expense.

No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2020 or 2019.

Note 11 — Retirement Plans

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

Note 12 — Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
U.S.	$(63.6)	$11.4
International	—	—
Total	$(63.6)	$11.4

The components of the income tax (provision) benefit from continuing operations were as follows:

Years Ended December 31,
	2020	2019
(In millions)
Current
Federal	$—	$—
International	—	—
Deferred
International	—	—
Total	$—	$—

The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (21 percent) because of the following items:

	Years Ended December 31,
	2020	2019
	(In millions)
Tax at statutory U.S. tax rate	$(13.3)	$2.4
State income taxes, net of federal benefit	(2.5)	0.5
Valuation allowances	(4.5)	(28.6)
Goodwill impairment	10.6	—
Pension and debt forgiveness	9.7	—
Tax on unremitted earnings of foreign subsidiaries	—	(0.4)
Stock-based compensation	—	0.3
Net effect of subsidiary sale	—	25.0
Reclassification to discontinued operations and other	—	0.8
Income tax (provision) benefit	$—	$—

The 2020 tax law change that had the most significant impact was in the CARES Act, which accelerated the refund schedule for alternative minimum tax credit carryovers. The Company had recorded a tax benefit of $2.2 million in 2017-2018 which was originally scheduled to be received as cash refunds in 2019 through 2022. The CARES Act allowed the Company to file a refund claim for the entire remaining balance of $0.6 million which was received (with interest) in February 2021.

Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these items are temporary differences that will reverse over time. We record the tax effect of temporary differences as deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets.

In 2020 and 2019 the net cash paid for income taxes, relating to both continuing and discontinued operations, was $0.0 million and $0.0 million, respectively.

The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2020	2019
	(In millions)
Tax credit carryforwards	20.3	21.4
Net operating loss carryforwards	134.2	144.1
Accrued liabilities and other reserves	0.1	—
Pension	—	3.4
Capital losses	33.1	26.9
Other, net	44.2	40.6
Total deferred tax assets	231.9	236.4
Valuation allowance	(231.9)	(236.4)
Net deferred tax assets	—	—

Unremitted earnings of foreign subsidiaries	0.2	(0.2)
Total deferred tax liabilities	0.2	(0.2)
Valuation allowance	—	—
Total deferred tax liabilities	(0.2)	(0.2)
Net deferred tax liabilities	$(0.2)	$(0.2)

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

We maintain a valuation allowance related to our deferred tax assets. The valuation allowance was $231.9 million and $236.4 million as of December 31, 2020 and 2019, respectively. The deferred tax asset changes and corresponding valuation allowance changes in 2020 compared to 2019 were due primarily to a decrease in net operating loss carryovers.

The net deferred tax liability not offset by valuation allowance of $0.2 million relates to foreign tax withholding on unremitted foreign earnings.

The table below shows the components of our deferred tax balances as they are recorded on our Consolidated Balance Sheets:

	As of December 31
	2020	2019
	(In millions)
Deferred tax liability - non-current	(0.2)	(0.2)
Total	$(0.2)	$(0.2)

Federal net operating loss carryforwards totaling $594.0 million will begin expiring in 2029. The Company’s $584.0 million in federal net operating loss carryforwards generated through 2017 continue to be subject to historical tax rules that allow carryforward for 20 years from origin, with the ability to offset 100 percent of future taxable income. Subsequent year tax losses have an indefinite life.

The Company performed an analysis to confirm that none of the federal net operating loss carryovers should be limited by Section 382. This limitation could result if there is a more than 50 percent ownership shift in the GlassBridge shares within a three-year testing period. No such ownership shift has occurred through December 31, 2020.

However, on the Effective Date of AEC’s prepackaged chapter 11 plan of reorganization, 100% of the equity in AEC, as reorganized, was issued to ESW and its affiliate ESW Capital LLC. Accordingly, the deferred tax assets resulting from AEC’s standalone net operating losses effectively became an asset of ESW and its affiliate, ESW Capital LLC, as of June 15, 2021, reducing GlassBridge’s federal net operating loss carryforwards from $594.0 million to $158.8 million as a result of the reorganization. See Note 8 – Debt for additional information regarding the ESW Loan Agreement.

We have state income tax loss carryforwards of $156.0 million, which will expire at various dates up to 2037. GlassBridge’s state loss carryforwards would be reduced to approximately $42 million after a 2021 AEC reorganization. GlassBridge has U.S. and foreign tax credit carryforwards of $20.3 million, $16.6 million of which will expire between 2021 and 2023, and the remainder of which will expire between 2024 and 2033. Federal capital losses of $132.3 million will expire between 2021 and 2025.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
	(In Millions)
Beginning Balance	$0.2	$0.6
Additions:
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	—	—
Reductions:
Reductions for tax positions of prior years	—	(0.4)
Settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	—	—
Total	0.2	0.2

Our federal income tax returns for 2017 through 2020 are subject to examination by the Internal Revenue Service. For state purposes, the statutes of limitation vary by jurisdiction. With few exceptions, we are no longer subject to examination for years before 2014.

Note 13 — Shareholders’ Equity

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

Treasury Stock

On November 14, 2016, our Board authorized a share repurchase program under which we may repurchase up to 2,500 shares of our outstanding shares of common stock. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions.

Since the inception of the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million and, as of December 31, 2020, we had authorization to repurchase 1,720 additional shares.

During the year ended December 31, 2020, the Company did not purchase any treasury shares. During the year ended 2019, the Company purchased 450 treasure shares for $28,434. The treasury stock held as of December 31, 2020 was acquired at an average price of $8,496.47 per share. The following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2018	2,402
Purchases	450
Forfeitures and other	75
Balance as of December 31, 2019	2,927
Purchases	—
Forfeitures and other	—
Balance as of December 31, 2020	2,927

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans
Balance as of December 31, 2019	$(20.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax	20.6
Balance as of December 31, 2020	$—

Details of amounts reclassified from Accumulated other comprehensive loss and the line item in our Consolidated Statement of Operations for the year ended December 31, 2020 are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented
	(In millions)
Reclassification of pension liability, net of taxes	20.6	Other Income (Expense)
Total reclassifications for the period	$20.6

Reclassification adjustments are made to avoid double counting in comprehensive income (loss) items that are also recorded as part of net income (loss) and are presented net of taxes in the Consolidated Statements of Comprehensive Income (Loss).

Non-Controlling Interest

On October 1, 2019, the Company sold to Orix PTP Holdings, LLC (“Orix”), for $17,562,700, 20.1% of the outstanding stock of Adara, until then a Company wholly owned subsidiary, together with two promissory notes of Adara to the Company in total principal amount of $13,000,000 (the “Orix Transaction”). Adara issued the notes in consideration for the assignment by the Company to Adara of the right to receive payments from IMN Capital described above and transfer by the Company to Adara of some of Company’s SportBLX shares. In connection with the transaction, Adara’s Board of Directors was expanded to five directors, including one director designated by Orix. In addition, GlassBridge, Orix, and Adara entered into a Stockholders’ Agreement pursuant to which Orix may, among other things, during the three months beginning April 1, 2021, sell back its Adara stock to GlassBridge, at book value, and, during the term of the Stockholders Agreement, has the right to purchase all or a portion of GlassBridge’s Adara shares, at book value plus 20%, subject to GlassBridge’s right to respond to the notice by purchasing all of Orix’s Adara shares at that price. The Company repurchased the Adara shares, and these arrangements terminated, in connection with the July 21, 2020 transactions described in Note 8.

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

As of December 31, 2020, the asset management business and sports technology platform are our reportable segments.

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

	Years Ended December 31,
	2020	2019
	(In millions)
Operating income (loss) from continuing operations
Asset management business	$(5.2)	$0.1
Sports technology platform	(44.0)	(0.2)
Total segment operating loss	(49.2)	(0.1)
Corporate and unallocated	(1.5)	(3.2)
Restructuring and other	—	(0.1)
Total operating loss	(50.7)	(3.4)
Interest expense	(2.6)	(0.3)
Realized losses on investments	(1.9)	—
Defined benefit plan adjustment	(8.5)	—
Other income (expense), net	0.1	15.1
Income (loss) from continuing operations before income taxes	$(63.6)	$11.4

	December 31,	December 31,
	2020	2019
	(In millions)
Assets
Asset management business	$15.8	$16.8
Sports technology platform	8.4	50.8
Total segment assets	24.2	67.6
Corporate and unallocated	1.2	8.8
Total consolidated assets	$25.4	$76.4

Note 15 — Litigation, Commitments and Contingencies

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of December 31, 2020, and 2019, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of December 31, 2020. Compliance with environmental regulations has not had a material adverse effect on our financial results.

Operating Leases

The Company does not have any long-term lease obligations as of December 31, 2020.

Note 16 - Related Party Transactions

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

As of December 31, 2020, the Company paid Clinton $2,400,000 under the Amended Services Agreement and the Management Service Agreement, recorded $312,500 and $1,170,833 within “Selling, general and administrative” in our Consolidated Statements of Operations for the twelve months ended December 31, 2020 and 2019, respectively.

In January 2019, for total consideration of $1,000,000, Sport-BLX Inc. issued to the Company shares of Sport-BLX common stock, constituting 9.0% of the common stock outstanding after giving effect to the transaction. Immediately before the transaction, George E. Hall (“Mr. Hall”), SportBLX’s Executive Chairman and CEO, held 65.6% of SportBLX’s outstanding shares. Mr. Hall owns beneficially approximately 31.1% of the Company’s outstanding common stock.

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

On November 15, 2019, the Company, and CSO entered into a Credit Facility Letter Agreement (the “Letter Agreement”) pursuant to which the Company extended to CSO a one-year revolving credit facility in the aggregate principal amount up to $1,000,000. The loan bore interest at a 10% annual rate and was to mature November 15, 2020 (the “Note”). CSO’s obligations under the loan were secured by security interests in all of CSO’s assets, including all of CSO’s Company common stock, and guaranteed by Mr. Hall, CSO’s sole member. In July 2020, the facility was terminated, and the Fund’s obligation of $500,000 principal amount and accrued interest thereunder were set off against the Company’s interest obligation under the promissory note to Mr. Hall referred to in the preceding paragraph.

On June 5, 2020, SportBLX entered into a subscription agreement (the “Securities Subscription”) with S-BLX Securities for SportBLX’s proprietary sports-based alternative asset trading platform (the “Platform”) via which the customer, Securities, may issue sports-related securities that are tradeable by investors. Mr. Hall and Mr. De Perio own 65.5% and 28.1% of Securities, respectively. As consideration for the Securities Subscription, SportBLX received a one-time upfront subscription fee of $150,000 and will receive a monthly subscription fee of $100,000 during the first year of the contract. The fee increases to $137,500, monthly, for the remaining year of the initial term. Thereafter, upon renewal, SportBLX may increase the fee by an amount not to exceed five percent of the previous year’s fee. The agreement also provides fees of $75,000 for each new tradable asset listed by the customer on the Platform. The Securities Subscription is effective for a two year term and automatically renews for consecutive one-year renewal terms unless either party provides notice to the other party of its intention not to renew prior to the end of the initial or renewal term. Either party may terminate the agreement for convenience upon 30 days’ notice to the other party. As of December 31, 2020, SportBLX invoiced approximately $500,000 in fees to S-BLX Securities under the Securities Subscription which was recorded as revenue and had been collected as of December 31, 2020.

On June 30, 2020, SportBLX issued Demand Note-4 to CSO in the aggregate principal amount of $150,000. The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of December 31, 2020 SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued Demand Note-5 to Mr. De Perio in the aggregate principal amount of $40,000. The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Mr. De Perio, or (b) July 1, 2021. As of December 31, 2020, SportBLX borrowed $40,000 under the Demand Note-5.

On June 30, 2020, SportBLX issued Demand Note-6 to Securities in the aggregate principal amount of $213,793. The Demand Note-6 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Securities, or (b) July 1, 2021. As of December 31, 2020 SportBLX borrowed $213,793 under the Demand Note-6 which was offset by amounts owed to SportBLX.

On October 1, 2019, the Company sold to Orix, for $17,562,700, 20.1% of the outstanding stock of Adara, until then a Company wholly owned subsidiary, together with two promissory notes of Adara Enterprises, Inc. to the Company in total principal amount of $13,000,000. In July 2020, an Adara wholly owned subsidiary assumed the obligations under the notes, and the subsidiary was sold to GEH Sport LLC, wholly owned by Mr. Hall, for $1.00, after the subsidiary had distributed to Adara all of the subsidiary’s assets, except for its general partnership interest in The Sports & Entertainment Fund, L.P. and the related commodities pool operator registration and $1,790,000 in cash.

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

On August 1, 2020, the Company entered into a Management Services Agreement (“the Agreement”) to provide certain back office services, including accounting, treasury, payroll and benefits and other administration services to S-BLX Securities. The agreement has a six month initial term and will automatically renew for successive renewal terms of three months unless either party provides notice of nonrenewal. In exchange for the services, S-BLX Securities will pay the Company at a rate of $15,000 each month. As of December 31, 2020, the Company has not provided any significant services or billed S-BLX Securities under the agreement and does not have any related outstanding receivables.

On December 30, 2020, SportBLX paid $40,000 to Mr. Hall for the temporary use of office space during the Covid-19 pandemic.

As of December 31 2020, SportBLX owns 6 shares of Series B Common Tokens of SportBLX Thoroughbreds Corp. (“SportBLX Thoroughbreds”), which represented 100% of the voting shares of SportBLX Thoroughbreds. At this time, the activity of SportBLX Thoroughbreds is immaterial and is not included in these Consolidated Financial Statements.

The compensation for the Board of Directors of GlassBridge for their board services totaled $655,000 and $232,905 for the years Ended December 31, 2020 and 2019, respectively.

The non-wage compensation for the officers of GlassBridge for their services totaled $505,000 for the year ended December 31, 2019. There was no non-wage compensation for the officers of GlassBridge for their services for the Year Ended December 31, 2020.

Note 17 – Subsequent Events

In January 2021, Adara received notice from ESW that Adara had defaulted on its obligation to pay at maturity $11,000,000 in principal and all other amounts due to ESW under the ESW Loan Agreement. Pursuant to the Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provides that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW acquires from GlassBridge all equity in AEC and certain of its assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from net operating losses, which amount would be used to satisfy the claims of all valid creditors and certain administrative expenses associated with the bankruptcy case, with all residual funds to be paid to GlassBridge. On April 22, 2021, AEC filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. AEC’s prepackaged chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). Upon the occurrence of the Effective Date, ESW paid $8.5 million in consideration, less $325,000 that ESW had previously funded in the form of a postpetition debtor-in-possession loan to AEC to fund the costs of administration associated with AEC’s bankruptcy case. Also on the Effective Date, 50% of the equity in reorganized AEC was issued to ESW, and the other 50% of the equity in reorganized AEC was issued to ESW’s affiliate, ESW Capital LLC. Finally, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW as well as a license to use AEC’s quantitative trading software in connection with the sports industry. The license is world-wide, non-exclusive, transferable, assignable, perpetual, irrevocable, fully-paid, royalty-free and sublicensable, subject to certain limitations and conditions.

On May 20, 2021, the Company received notice from OTCMarkets that, because we had not yet filed Form 10-K for 2020, quotation of the Company’s shares would be moved from the OTCQB market to Pink at market open on May 21, 2021. Upon the filing of this Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the Company will seek to restore quotation of the Company’s shares to the OTCQB market.

On June 30, 2021, the Company received notice that the $0.4 million Bank Loan from Signature Bank pursuant to the Paycheck Protection Program was forgiven in full.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer, Daniel Strauss, and Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls. During the quarter ended December 31, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GlassBridge management assessed the effectiveness of GlassBridge’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework version 2013. Based on our assessment, we concluded that, as of December 31, 2020, GlassBridge’s internal control over financial reporting was effective, based on those criteria.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our Board of Directors is currently composed of four directors divided into three classes with one Class I director serving until the 2021 Annual Meeting of Stockholders (“Annual Meeting”), two Class II directors serving until the 2022 Annual Meeting, and one Class III director serving until the 2023 Annual Meeting. The members of each class are generally elected to serve three-year terms with the term of office of each class ending in successive years.

Class I Board Member, term ending 2021

Joseph A. De Perio	Joseph A. De Perio, age 43, joined our Board in 2015. Mr. De Perio served as Chairman of the Board and as the Company’s principal executive officer between 2017 and 2020. Previously, Mr. De Perio served as the Board’s Non-Executive Chairman. Mr. De Perio is the Co-Founder of Sport-BLX, Inc. (“SportBLX”) since January 2019. Earlier, Mr. De Perio served as a Senior Portfolio Manager of Clinton Group Inc. (“Clinton”) since October 2010. Mr. De Perio also served on the Board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer, and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.

Class II Board Members, terms ending 2022

Robert Searing	Robert Searing, age 72, joined our Board in 2015. Mr. Searing has been the Chief Operating Officer and the Chief Financial Officer of BH Asset Management, LLC, a Registered Investment Advisory firm, since January 2010. From 2003 to 2009, he was the Chief Operating Officer of Schottenfeld Group, LLC, an investment advisory and broker dealer firm. Mr. Searing is also a Certified Public Accountant. Mr. Searing brings to our Board his experience as a financial leader with significant depth and breadth of knowledge in dealing with complex financial and accounting matters as well as broad managerial expertise.
Alex Spiro	Alex Spiro, age 38, joined our Board in 2015. He was appointed Chairman of the Board in 2020. Mr. Spiro has been a partner at Quinn Emanuel Urquhart & Sullivan LLP since October 2017. Prior to that, Mr. Spiro had been an attorney at Brafman and Associates in New York City since July 2013. In that position, Mr. Spiro has handled an array of complex litigation and investigations. Prior to his joining Brafman and Associates, from September 2008 to July 2013, Mr. Spiro worked as a Manhattan prosecutor. Mr. Spiro formerly was the director of an autism children’s program at McLean Hospital, Harvard’s psychiatric hospital. Mr. Spiro is a graduate of the Harvard Law School where he remains on the adjunct faculty. Mr. Spiro serves on the board of ARRIVE, the venture capital arm of Roc Nation. He has lectured and written on a variety of subjects related to psychology and the law. Mr. Spiro brings to our Board his significant analytical and overall business leadership skills.

Class III Board Member, term ending 2023

Robert G. Torricelli	Robert G. Torricelli, age 69, joined our Board in 2017. Mr. Torricelli served in the U.S. House of Representatives from the Ninth District of New Jersey from 1982 until his election to the U.S. Senate in 1996, where he served until 2003. During his tenure in the Senate, Mr. Torricelli was a member of the Senate Finance, Governmental Affairs, Foreign Relations, Judiciary and Rules Committees and also served as Chair of the Democratic Senatorial Campaign Committee. Upon retiring from the Senate, Mr. Torricelli established a national and international business strategy firm, Rosemont Associates LLC, and created a real estate development business, Woodrose Properties LLC. Mr. Torricelli brings to our board extensive leadership and strategic business experience.

Executive Officers

The following table provides information regarding our executive officers as of March 31, 2021.

Officer	Age	Position
Daniel A. Strauss	36	Chief Executive Officer
Francis Ruchalski	57	Chief Financial Officer

Daniel A. Strauss has served as our Chief Executive Officer since March 2019. Mr. Strauss served as our Chief Operating Officer from March 2017 through December 2019. Mr. Strauss was a Portfolio Manager at Clinton from 2010 until 2019. In addition, Mr. Strauss is a member of the board of directors for SportBLX and was formerly the Chief Executive Officer of Adara Enterprises Corp. (“Adara”) and a member of its board of directors through June 2021. Mr. Strauss also serves on the Board of ARRIVE, the venture capital arm of Roc Nation. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity. At Clinton, Mr. Strauss was responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss was responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co., as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC) from August 2011 until December 2015 and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School of Business at New York University.

Francis Ruchalski, is our Chief Financial Officer. Mr. Ruchalski is also the Chief Financial Officer of Clinton and a member of its board of directors. He has been employed by Clinton since 1997. In addition, Mr. Ruchalski is the Chief Financial Officer of SportBLX, a member of its board of directors, and was a member of the board of directors of Adara through June 2021. Prior to joining Clinton, Mr. Ruchalski was an audit manager with Anchin, Block & Anchin, LLP, a certified public accounting firm, from 1986 to 1997. Mr. Ruchalski’s responsibilities while with Anchin, Block & Anchin LLP included client auditing and financial and taxation planning. Mr. Ruchalski holds a bachelor of science in accounting from St. John’s University.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers to file reports of ownership and changes in ownership of our common stock with the SEC. We are required to identify any of those individuals who did not file such reports on a timely basis. We believe that during 2020 all of our directors and executive officers complied with their Section 16(a) filing requirements, timely.

Code of Ethics

We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all of our other employees. If we make any amendments to our code of ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on Form 8-K, Item 5.05. You may request a copy of the code of ethics, which will be provided at no cost to you by contacting GlassBridge Enterprises, Inc., c/o Corporate Secretary, 411 East 57th Street, Suite 1-A, New York NY 10022.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compen-sation	Total
Daniel Strauss (1)	2020	400,000	481,000	0	0	0	67,500	948,500
(Chief Executive Officer and Former Chief Operating Officer)	2019	53,030	0	0	0	0	312,000	365,530
Francis Ruchalski (2)	2020	350,000	56,000	0	0	0	67,500	473,500
(Chief Financial Officer)	2019	14,583	0	0	0	0	80,000	94,583
Joseph De Perio (3)	2020	80,000	0	0	0	0	0	80,000
(Former Chairman and Principal Executive Officer)	2019	88,750	0	0	0	0	90,000	178,750
Danny Zheng (4) (Former Interim Chief Executive Officer and Chief Financial Officer)	2019	83,393	110,250	0	1,500	0	102,325	297,469

(1)	2020 Bonus includes $425,000 paid in connection with transactions with ESW Holdings, LLC, and Orix PTP Holdings, LLC. 2020 All Other Compensation consists of director fees for Adara. 2019 All Other Compensation consists of additional compensation paid in connection with transactions with Orix PTP Holdings, LLC and settlement of claims resulting from levies on the sale of optical media in France and The Netherlands.. Mr. Strauss serves as our Chief Executive Officer pursuant to the terms of an employment agreement with the Company dated December 18, 2019. Prior to entering into the employment agreement, Mr. Strauss served as our Chief Executive Officer and Chief Operating Officer pursuant to an Amended and Restated Services Agreement, between the Company and Clinton. See, “Related Party Transactions.” On December 18, 2019, Mr. Strauss amended his employment agreement with the Company’s subsidiary Adara, to provide for at-will employment at a salary of $200,000 per year.
(2)	2020 All Other Compensation consists of director fees for Adara. 2019 All Other Compensation consists of additional compensation paid in connection with transactions with Orix PTP Holdings, LLC and settlement of claims resulting from levies on the sale of optical media in France and The Netherlands. Mr. Ruchalski was named the Company’s Chief Financial Officer effective March 29, 2019. Previously, he served as Chief Financial Officer pursuant to the Amended and Restated Services Agreement referred to in Note (1).
(3)	Constitutes compensation that Mr. De Perio received as a director; he received no compensation as principal executive officer of the Company.
(4)	2019 All Other Compensation consists of severance pay and unused vacation pay. Mr. Zheng resigned as an executive officer of the Company, effective March 29, 2019.

On December 18, 2019, Mr. Strauss entered into an employment agreement with the Company as the Company’s Chief Executive Officer and amended his employment agreement with Adara. Previously, Mr. Strauss served as the Company’s Chief Executive Officer and Chief Operating Officer pursuant to the Services Agreement.

The material terms of the employment agreement with the Company:

●	Mr. Strauss is an at-will employee with an annual salary of $200,000; and
●	Mr. Strauss is eligible to participate in the compensation and benefit programs generally available to the Company’s executive officers.

The material terms of the employment agreement with Adara, are as follows:

●	Mr. Strauss is an at-will employee with an annual salary of $200,000; and
●	Mr. Strauss is eligible to participate in the compensation and benefit programs generally available to the Company’s executive officers.

In August 2020, Adara approved a one-time payment of $37,500 to each member of the board of directors of AEC. Mr. Strauss and Francis Ruchalski are members of the Adara board.

Equity Awards Outstanding at 2020 Year-End

The following table summarizes the total outstanding equity awards as of December 31, 2020, for each of the named executive officers in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Option expiration date
Daniel Strauss (2)	620	140	106	09/06/2029	0
Francis Ruchalski	0	0	–	–	0
Joseph De Perio (1)	70	95	106	09/06/2029	0

(1)	One-half of Mr. Strauss’s stock option vested on date of grant, and the remainder vests in 24 quarterly installments beginning October 1, 2019.
(2)	Mr. De Perio’s stock option vests in 12 quarterly installments beginning January 1, 2020.

Director Compensation for 2020

The table below provides information relating to compensation of our directors for 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Joseph A. De Perio	80,000	0	0	0	80,000
Robert Searing	45,000	0	0	75,000	120,000
Alex Spiro	40,000	0	0	120,000	160,000
Robert Torricelli	40,000	0	0	75,000	115,000

(1)	The aggregate number of outstanding stock option awards to each director as of December 31, 2020 are as follows: Mr. De Perio, 165; Mr. Searing, 145; Mr. Spiro, 145; Mr. Torricelli, 145.

Indemnification Agreements

It is our policy to indemnify directors and officers against any costs, expenses and other liabilities to which they may become subject by reason of their service to us and to insure our directors and officers against such liabilities to the extent permitted by applicable law. Our bylaws provide for indemnification of our directors, officers and employees against those costs, expenses and other liabilities as long as the director, officer or employee acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests. We also enter into indemnity agreements with each of our directors pursuant to which we agree to indemnify each director to the full extent provided by applicable law and our bylaws as currently in effect.

Non-employee directors are compensated for Board service in accordance with the following:

●	Annual Retainer: $60,000
●	Chairman Fee: $30,000 (in addition to the Annual Retainer received by all Directors)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the number of shares of our outstanding common stock, as of March 31, 2021, held by each person that we know owns beneficially (as defined by the SEC for proxy statement purposes) more than 5% of any class of our voting stock. The beneficial ownership percentages listed below are based on 25,170 shares of common stock outstanding as of March 31, 2021.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
George Hall 80 West River Road Rumson NJ 07760	7,828	31.1
Ariel Investments, LLC (1) 200 East Randolph Street, Suite 2900 Chicago IL 60601	2,204	8.8
Wells Fargo & Company (2) 420 Montgomery Street San Francisco CA 94163	2,610	10.4

(1)	Voting power and disposition power are shared with respect to all shares. Information relating to this beneficial owner is taken from Amendment 11 to Schedule 13G, filed February 12, 2021.
(2)	The beneficial owner has sole voting power and investment power as to one share, shared voting power as to 696 shares, and shared investment power as to 2,609 shares, including beneficial ownership by Wells Fargo Funds Management, LLC, Wells Capital Management Incorporated, and Wells Fargo Clearing Services, LLC. Information relating to this beneficial owner is taken from Amendment 1 to Schedule 13G, filed February 4, 2020.

The table below shows the number of shares of our common stock beneficially owned, as of March 31, 2021, by each director, each nominated director, each current executive officer named in the Summary Compensation Table in this proxy statement, and all directors and executive officers as a group. Except as otherwise indicated, the named person has sole voting and investment power with respect to the shares held by that person, and the shares are not subject to any pledge. The beneficial ownership percentages listed below are based on 25,170 shares of common stock outstanding as of March 31, 2021.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Daniel Strauss (Chief Executive Officer)	620	(1)	2.5
Francis Ruchalski (Chief Financial Officer)	0		-
Joseph De Perio (Former Chairman and Principal Executive Officer)	693	(2)	2.8
Robert Searing (Director)	262	(3)	1.0
Alex Spiro (Director)	418	(3)	1.7
Robert G. Torricelli (Director)	311	(3)	1.2
All Directors and Executive Officers as a Group (6 Persons)	2,304	(4)	9.2

(1)	Includes 620 shares issuable pursuant to a currently exercisable option.
(2)	Includes 70 shares issuable pursuant to a currently exercisable option.
(3)	Includes 61 shares issuable pursuant to a currently exercisable option.
(4)	Includes 873 shares issuable pursuant to currently exercisable options.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

On January 1, 2019, the Company and Clinton, which is controlled by Mr. George Hall, beneficial owner of 31.1% of our common stock (“Clinton”), entered into a management service agreement (the “Management Service Agreement”), pursuant to which Clinton agreed to provide certain services to the Company. Prior to being appointed our Chief Executive Officer and Chief Financial Officer, respectively, Mr. Strauss served as our Chief Executive Officer and Chief Operating Officer, and Mr. Ruchalski served as our Chief Financial Officer, pursuant to the terms of the Amended and Restated Services Agreement we entered into with Clinton on March 29, 2019 (the “Amended Services Agreement”), replacing in its entirety the Services Agreement we entered into with Clinton on March 2, 2017. Clinton also made available other employees of Clinton as necessary to manage certain business functions, as deemed necessary in the sole discretion of Clinton to provide other management services. On December 18, 2019, Clinton and the Company terminated the Management Service Agreement and Amended Services Agreement, effective March 20, 2020. Under these agreements the Company paid Clinton $2,400,000. In connection with the terminations, the Company and Mr. Strauss entered into, and the Company’s subsidiary Adara and Mr. Strauss amended, the employment agreements described following the table under the caption, Summary Compensation Table for 2019.

In January 2019, for total consideration of $1,000,000, Sport-BLX Inc. issued to the Company shares of SportBLX common stock, constituting 9.0% of the common stock outstanding after giving effect to the transaction. Immediately before the transaction, Mr. Hall, SportBLX’s Executive Chairman and CEO, held 65.6% of SportBLX’s outstanding shares; certain other directors and executive officers of SportBLX are also directors or executive officers of the Company.

In September 2019, the Company paid success fees to Clinton totaling approximately $3,983,000 in connection with the completion of a transaction between Adara and Orix PTP Holdings, LLC (“Orix”) and settlement of claims against the Company by the Pension Benefit Guaranty Corporation, in addition to a payment, in May 2019, of $250,000, in consideration of Clinton’s efforts regarding the settlement. We are a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Item 10 of Regulation S-K. Accordingly, and in accordance with relevant SEC rules and guidance, we have elected, with respect to the disclosures required by Item 402 of Regulation S-K, to comply with the disclosure requirements applicable to smaller reporting companies.

In November 2019, the Company and Clinton Special Opportunities Fund LLC (“CSO”), wholly owned by Mr. Hall, entered into a Credit Facility Letter Agreement pursuant to which the Company extended to CSO a one-year revolving credit facility in the aggregate principal amount up to $1,000,000, bearing 10% interest. CSO’s obligations were secured by security interests in all of CSO’s assets, including all of CSO’s Company common stock, and guaranteed by Mr. Hall. In July 2020, the facility was terminated, and the Fund’s obligation of $520,000 principal amount and accrued interest thereunder were set off against the Company’s interest obligations under the promissory note to Mr. Hall referred to in the next paragraph.

In December 2019, the Company purchased from Mr. Hall shares of SportBLX common stock representing 28.1% of the outstanding shares, in exchange for $1,346,302 in cash and a $12,116,718 principal amount promissory note bearing interest at a 5% annual rate, due December 12, 2022. On the same date, the Company purchased from Joseph A. De Perio shares of SportBLX common stock representing 12.6% of the outstanding shares, in exchange for $606,198 in cash and a $5,455,782 principal amount promissory note bearing 5% interest, due December 12, 2022. Interest under the notes is payable in arrears on the first day of each calendar quarter in cash, or, at the Company’s option, in shares of common stock of the Company, at a price reflecting market value. Mr. De Perio is a director and SportBLX’s president and owns 2.5% of the Company’s common stock.

In June 2020, SportBLX entered into a subscription agreement with Sport-BLX Securities, Inc. (“Securities”) for SportBLX’s proprietary sports-based alternative asset trading platform (the “Platform”) via which the customer, Securities, may issue sports-related securities that are tradeable by investors. Mr. Hall and Mr. De Perio own 65.5% and 28.1% of Securities, respectively. As consideration for the subscription, SportBLX received a one-time up-front subscription fee of $150,000 and will receive a monthly subscription fee of $100,000 during the first year of the contract. The fee increases to $137,500, monthly, for the remaining year of the initial term. Thereafter, upon renewal, SportBLX may increase the fee by an amount not to exceed five percent of the previous year’s fee. The agreement also provides fees of $75,000 for each new tradable asset listed by the customer on the Platform. The subscription is effective for a two year term and automatically renews for consecutive one-year renewal terms unless either party provides notice to the other party of its intention not to renew prior to the end of the initial or renewal term. Either party may terminate the agreement for convenience upon 30 days’ notice to the other party. As of December 31, 2020, SportBLX had invoiced approximately $500,000 in fees under the subscription.

In June 2020, SportBLX borrowed $150,000 from CSO, $40,000 from Mr. De Perio, and $213,800 from Securities. Each loan bears interest at an 8% annual rate and matures on July 1, 2021 or earlier demand.

In July 2020, as part of a series of related transactions (the “July 2020 Transactions”), the Company purchased from GEH Capital, LLC, wholly owned by George Hall, certain of that company’s quantitative trading software, for $1,750,000. Thereafter, the Company sold to GEH Sport LLC, wholly owned by Mr. Hall, for $1.00, all outstanding membership interests in Adara Asset Management, LLC (“AAM”), and AAM incurred a $13,000,000 obligation to Orix. At the time, AAM’s only assets were its ownership of the general partner interest in The Sports & Entertainment Fund, L.P., which holds a $17.8 million investment, the related commodities pool operator registration, and $1,790,000, in cash.

In connection with the closing of transactions referred to in the previous paragraph, the Company paid a $250,000 consulting fee to George Hall and a $200,000 consulting fee to a third party. Alex Spiro, a Company director who introduced the consultant to the Company, received $120,000 of the consulting fee.

In August 2020, the Company entered into a Management Services Agreement (“the Agreement”) to provide certain back office services, including accounting, treasury, payroll and benefits and other administration services to S-BLX Securities. The agreement has a six month initial term and will automatically renew for successive renewal terms of three months unless either party provides notice of nonrenewal. In exchange for the services, S-BLX Securities will pay the Company at a rate of $15,000 each month. As of December 31, 2020, the Company has not provided any significant services or billed S-BLX Securities under the agreement and does not have any related outstanding receivables.

In December 2020, SportBLX paid $40,000 to Mr. Hall for the temporary use of office space during the Covid-19 pandemic.

Related Person Transaction Policy

In accordance with our policy regarding transactions with related persons, our Chief Financial Officer and the Audit and Finance Committee are responsible for the review and approval of all transactions with related persons that are required to be disclosed under the rules of the SEC. Under the policy, a “related person” includes any of our directors or executive officers, certain of our stockholders and any of their respective immediate family members. The policy applies to transactions in which the Company is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest. A related person’s material interest in a transaction is to be determined based on the significance of the information to investors in light of all the circumstances. Under the policy, key management meets quarterly to review the list of related parties and to discuss related party transactions. The Audit and Finance Committee also reviews each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to GlassBridge and to the relevant related party. In determining whether to approve a related party transaction, the Audit and Finance Committee will consider the factors it deems relevant to the related party transaction, including, among other things, whether the terms of the related party transaction are fair to the Company on the same basis as would apply if the transaction did not involve a related party.

Director Independence

Our Board of Directors has reviewed whether our directors and nominees are “independent.” Our Board considers to not be independent any person having a relationship that would interfere with the exercise of independent judgment in carrying out the person’s responsibilities as a director. The following persons will be considered not independent:

●	a director who is, or at any time during the past three years was, an executive officer or employee of the Company;
●	a director who accepted or has a family member who accepted any compensation from the Company exceeding $120,000 during any year within the three years preceding the determination of independence, other than compensation for Board or Board committee service; compensation paid to a family member who is an employee (other than an executive officer) of the Company; or benefits under a tax-qualified retirement plan or nondiscretionary compensation; or
●	a director who is a family member of a person who is, or at any time during the past three years was, employed by the Company as an executive officer.

“Family member” means a person’s spouse, parents, children, and siblings, whether by birth, marriage, or adoption, or anyone residing in that person’s home.

None of the directors or nominees, except Mr. De Perio, had a relationship with the Company that the Board considers would interfere with the director’s or nominee’s independence or would not be independent under the enumerated criteria. Therefore, the Board determined that each of the directors and nominees, except Mr. De Perio, is independent.

In 2020, the Board also reviewed whether the Audit and Finance Committee had an audit committee financial expert as defined in the SEC rules and the OTCQB rules. The Board reviewed the skills and experience required under the rules and determined that Mr. Searing qualifies as an audit committee financial expert as defined under those rules.

Item 14. Principal Accountant Fees and Services.

Audit and Other Fees

Below is a listing of the services provided by type and amount charged to us by our independent registered public accounting firm for 2020 and 2019.

	2020	2019
Audit Fees:
GAAP and statutory audits	$27,105	$89,000
Audit-Related Fees:
Services related to business transactions	$0	$0
Total Audit-Related Fees	$27,105	$89,000
Tax Fees (tax preparation, advice and consulting)	$0	$0
All Other Fees:
Other Business Consulting Fees	$0	$0

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

In 2020 and 2019, all audit services, audit-related services, tax services and those items described above under all other fees were pre-approved by the Audit and Finance Committee or the Chairman.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

List of Documents Filed as Part of this Report

1. Financial Statements

2. Financial Statement Schedules

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following exhibits are filed as part of this report:

		Incorporated by Reference to:
Exhibit No.	Description	Document	Exh. No.
3.1	Restated Certificate of Incorporation	[1]/A No. 1	3.2
	Amendment to Restated Certificate of Incorporation	[2]	3.2
	Amendment to Restated Certificate of Incorporation	[3]	3.1
3.2	Amended and Restated Bylaws	[4]	3.1
4.1	Rights Agreement, dated as of August 7, 2015, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent; term extended to August 7, 2021	[5]	4.1
4.2	Description of securities registered pursuant to Exchange Act Sec. 12	[1]	4.2
10.1	Unsecured Demand Note, dated December 27, 2019, issued by Sport-BLX, Inc. to the Company	[1]	10.1
10.2	Stock Purchase Agreement, dated December 12, 2019, between Joseph A. De Perio and the Company	[1]	10.2
10.3	Unsecured Demand Note, dated December 6, 2019 and effective October 1, 2019, issued by Sport-BLX, Inc. to the Company	[1]	10.3
10.4	Promissory Note, dated September 30, 2019, issued by the Company to Imation Enterprises Corp.	[6]	10.1
10.5	Promissory Note, dated September 30, 2019, issued by the Company to Imation Enterprises Corp.	[6]	10.2
10.6	Assignment of Claims Agreement, dated September 30, 2019, by and among the Company and Imation Enterprises Corp.	[6]	10.6
10.7	Equity Assignment Agreement, dated September 30, 2019, by and among the Company, Imation Enterprises Corp and Sport-BLX, Inc. with respect to Sections 5, 6, 8, 9, 10, 11, 12, and 13	[6]	10.7
10.8	Litigation Finance & Management Agreement, dated as of May 21, 2018 and effective as of May 1, 2018, by and between Imation Europe B.V. and Mach 5 B.V.	[9]	10.1
10.9	Settlement Agreement, dated as of December 21, 2018, by and among Zentralstelle für private Überspielungsrechte (ZPÜ) Gesellschaft des bürgerlichen Rechts, and its members; and TME GmbH, Imation Europe B.V. and GlassBridge Enterprises, Inc. (formerly: Imation, Corp.)	[11]	10.1
10.10	Loan and Security Agreement, dated July 21, 2020, among ESW Holdings, LLC, Adara Enterprises Corp., and the Company	[12]	10.5
10.11*	Stock Purchase Agreement, dated December 12, 2019, between George Hall and the Company
21.1*	Subsidiaries of GlassBridge Enterprises, Inc.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

[1] Registrant’s Annual Report on Form 10-K f/y/e/ 12/31/2019

[2] Registrant’s Current Report on Form 8-K, filed 2/21/2017

[3] Registrant’s Current Report on Form 8-K, filed 8/22/2019

[4] Registrant’s Current Report on Form 8-K, filed 1/28/2021

[5] Registrant’s Current Report on Form 8-K, filed 8/11/2015

[6] Registrant’s Quarterly Report on Form 10-Q, f/q/e 9/30/2019

[7] Registrant’s Current Report on Form 8-K, filed 4/2/2019

[8] Registrant’s Current Report on Form 8-K, filed 2/3/2017

[9] Registrant’s Current Report on Form 8-K, filed 5/23/2018

[10] Registrant’s Current Report on Form 8-K, filed 8/21/2018

[11] Registrant’s Current Report on Form 8-K, filed 12/28/2018

[12] Registrant’s Quarterly Report on Form 10-Q, f/q/e 9/30/2020

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GlassBridge Enterprises, Inc.

By:	/s/ Daniel Strauss
Daniel Strauss
Chief Executive Officer

Date: August 4, 2021

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

Signature	Title	Date

/s/ Alex Spiro	Chairman	August 4, 2021
Alex Spiro

/s/ Daniel Strauss	Chief Executive Officer	August 4, 2021
Daniel Strauss

/s/ Francis Ruchalski	Chief Financial Officer	August 4, 2021
Francis Ruchalski

/s/ Robert Searing	Director	August 4, 2021
Robert Searing

/s/ Joseph De Perio	Director	August 4, 2021
Joseph De Perio

/s/ Robert G. Torricelli	Director	August 4, 2021
Robert G. Torricelli

