Form 10-Q
period 2021-03-31
GlassBridge Enterprises, Inc.
filed 2021-09-28
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,170 shares of Common Stock, par value $0.01 per share, were outstanding as of August 31, 2021.

GLASSBRIDGE ENTERPRISES, INC.

PAGE
PART I. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020	3
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020	4
Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	5
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)	6
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021	7
Notes to Condensed Consolidated Financial Statements	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4. CONTROLS AND PROCEDURES	27
PART II. OTHER INFORMATION	28
ITEM 1. LEGAL PROCEEDINGS	28
ITEM 1A. RISK FACTORS	28
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	28
ITEM 4. MINE SAFETY DISCLOSURES	28
ITEM 5. OTHER INFORMATION	28
ITEM 6. EXHIBITS	28
SIGNATURE	29
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net revenue	$—	$—
Operating expenses:
Selling, general and administrative	1.4	2.1
Total operating expenses	1.4	(2.1)
Operating (loss) from operations	(1.4)	(2.1)
Other income (expense):
Interest expense	(0.9)	(0.5)
Realized loss on investments	—	(2.2)
Defined benefit plan adjustment	—	(8.5)
Other income, net	—	0.1
Total other expense	(0.9)	(11.1)
Loss from operations before income taxes	(2.3)	(13.2)
Loss from operations	(2.3)	(13.2)
Net loss	$(2.3)	$(13.2)
Less: Net loss attributable to noncontrolling interest	(0.1)	(0.4)
Net loss attributable to GlassBridge Enterprises, Inc.	$(2.2)	$(12.8)

Loss per common share attributable to GlassBridge Enterprises, Inc. common shareholders — basic and diluted:
Net loss	$(87.30)	$(507.69)

Weighted average common shares outstanding:
Basic and diluted	25.2	25.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(2.3)	$(13.2)

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Reclassification of adjustment for defined benefit plans recorded in net loss	—	20.6
Total net pension adjustments	—	20.6

Total other comprehensive income, net of tax	—	20.6

Comprehensive income (loss)	$(2.3)	$7.4
Less: Comprehensive loss attributable to noncontrolling interest	(0.1)	—
Comprehensive income (loss) attributable to GlassBridge Enterprises, Inc.	$(2.2)	$7.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	March 31,
	2021	December 31,
	(unaudited)	2020
Assets
Current assets:
Cash and cash equivalents	$0.7	$1.3
Accounts receivable, net	0.1	0.1
Other current assets	—	1.0
Total current assets	0.8	2.4
Property and equipment, net	1.3	1.5
Goodwill	8.3	8.3
Arrive LLC long term investment	12.8	12.8
Other assets and other investments	0.4	0.4
Total assets	$23.6	$25.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1.4	$1.8
ESW note payable (See Note 6 – Debt)	11.0	11.0
Other related parties notes payable (See Note 13 – Related Party Transactions)	0.2	0.2
Other current liabilities	2.7	1.8
Total current liabilities	15.3	14.8
Stock Purchase Agreement notes payable (See Note 13 – Related Party Transactions)	17.6	17.6
Bank loan (See Note 6 – Debt)	0.4	0.4
Other liabilities	0.2	0.2
Total liabilities	33.5	33.0
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000, 28,097 issued at March 31, 2021; 28,097 issued at December 31, 2020	—	—
Additional paid-in capital	1,059.6	1,059.6
Accumulated deficit	(1,067.2)	(1,065.0)
Treasury stock, at cost: 2,927 shares at March 31, 2021; 2,927 shares at December 31, 2020	(24.9)	(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity	(32.5)	(30.3)
Noncontrolling interest	22.6	22.7
Total shareholders’ equity	(9.9)	(7.6)
Total liabilities and shareholders’ equity	$23.6	$25.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Equity
Balance as of December 31, 2020	28,097	$—	$1,059.6	$(1,065.0)	$—	2,927	$(24.9)	$22.7	$(7.6)
Net loss				(2.2)				(0.1)	(2.3)

Balance as of March 31, 2021	28,097	$—	$1,059.6	$(1,067.2)	$—	2,927	$(24.9)	$22.6	$(9.9)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Deficit
Balance as of December 31, 2019	28,097	$—	$1,053.9	$(1,002.7)	$(20.6)	2,927	$(24.9)	$25.6	$31.3
Net loss				(12.8)				(0.4)	(13.2)
Pension adjustments, net of tax					20.6				20.6
Balance as of March 31, 2020	28,097	$—	$1,053.9	$(1,015.5)	$—	2,927	$(24.9)	$25.2	$38.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2.3)	$(13.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.2	0.1
Loss on sale of investments	—	0.2
Defined benefit plan adjustment	—	8.5
Changes in operating assets and liabilities	1.0	1.5
Net cash used in operating activities	(1.1)	(2.9)
Cash Flows from Investing Activities:
Net cash used in investing activities	—	—
Cash Flows from Financing Activities:
Proceeds from Orix note payable	—	16.0
Net cash provided by financing activities	—	16.0

Net change in cash and cash equivalents	(1.1)	13.1
Cash, cash equivalents and restricted cash — beginning of period	1.8	5.5
Cash, cash equivalents and restricted cash — end of period	$0.7	$18.6

Supplemental disclosures of cash paid (received) during the period:
Income taxes (net of refunds received)	$(0.6)	$—
Interest expense	0.2	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

GlassBridge Enterprises, Inc. (“GlassBridge”, the “Company”, “we”, “us” or “our”) owns and operates an asset management business through various subsidiaries and a sports technology platform through a 50.1% ownership investment in Sport-BLX, Inc. (“SportBLX”) (together the “Business”).

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

The December 31, 2020 Condensed Consolidated Balance Sheet data were derived from the audited Consolidated Financial Statements, but do not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission on August 4, 2021.

The Company’s legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”) and the Nexsan Business, no longer have any activity for any periods presented. Our continuing operations in each period presented represents our “Asset Management Business,” as well as corporate expenses and activities not directly attributable to our Legacy Businesses or the Nexsan Business. Assets and liabilities directly associated with our Legacy Businesses and Nexsan Business and that are not part of our ongoing operations are included in other assets and other investments.

In January 2021, Adara Enterprises, Corp. (“Adara” or “AEC”) received notice from ESW Holdings, Inc. (“ESW”) that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under a Loan and Security Agreement (“ESW Loan Agreement”), dated July 21, 2020. Pursuant to the ESW Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provides that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW would acquire all equity in AEC, as reorganized, and indirectly certain of AEC’s assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from AEC’s net operating losses. Within the agreement, ESW agreed to provide $8.5 million to the bankruptcy estate to cover costs of administering the AEC bankruptcy case and to satisfy the claims of valid creditors, with all residual funds to be paid to GlassBridge. The $8.5 million was to be paid upon the effectiveness of AEC’s Chapter 11 plan (less any amounts advanced to AEC in the form of a DIP loan) and maintained awaiting outside creditor claims. Neither GlassBridge nor AEC can predict at this time how much, if any, of the $8.5 million will remain after such creditor claims and other administrative expenses.

AEC’s prepackaged Chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). Upon the occurrence of the Effective Date, ESW deposited $8.5 million, less $325,000 that ESW had previously funded in the form of a post-petition debtor-in-possession loan, into a distribution trust established pursuant to AEC’s Chapter 11 plan to fund the costs of administration associated with AEC’s bankruptcy case and to satisfy valid creditor claims. Also on the Effective Date, by order of the Bankruptcy Court, GlassBridge shares of AEC were terminated, and shares in reorganized AEC were issued as follows: 50% of the equity in reorganized AEC was issued to ESW, and the other 50% of the equity in reorganized AEC was issued to ESW’s affiliate, ESW Capital LLC. Finally, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW as well as a license to use AEC’s quantitative trading software in connection with the sports industry. See Note 14 – Subsequent Events, for more information.

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

In August 2018, the FASB issued ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans, which makes minor changes to the disclosure requirements related to defined benefit pension and other postretirement plans. The ASU requires a retrospective transition approach. For the Company, the ASU was effective as of January 1, 2021. As this ASU relates only to disclosures, there was no impact to the Company’s consolidated results of operations and financial condition.

Note 3 —Loss per Common Share

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

The following table sets forth the computation of weighted average basic and diluted income per share:

	Three Months Ended
	March 31,
(In millions, except for per share amounts)	2021	2020
Numerator:
Loss from operations	$(2.3)	$(13.2)
Less: loss attributable to noncontrolling interest	(0.1)	(0.4)
Net loss attributable to GlassBridge Enterprises, Inc.	$(2.2)	$(12.8)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted (in thousands)	25.2	25.2

Loss per common share attributable to GlassBridge Enterprises, Inc. common stockholders— basic and diluted:
Net loss	$(87.30)	$(507.69)

Anti-dilutive shares excluded from calculation	0.0	0.0

Note 4 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

Property and equipment consists of quantitative trading software purchased from GEH Capital, LLC (“GEH”), a related party. The asset is depreciated on a straight-line basis over a useful life of three years. Net property and equipment of $1.3 million as of March 31, 2021 consists of the purchased cost of $1.7 million less accumulated depreciation of $0.4 million. The residual values, useful life and depreciation method are reviewed at each financial year end to ensure that the amount, method and period of depreciation are consistent with previous estimates and the expected pattern of consumption of the future economic benefits embodied in the items of property and equipment. See Note 13 – Related Party Transactions for more information relating to the software purchase.

An item of property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. The difference between the net disposal proceeds, if any and the net carrying amount is recognized in the statement of operations.

In January 2021, AEC received notice from ESW that Adara had defaulted on its obligations under the ESW Loan Agreement. On April 22, 2021, AEC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. As part of AEC’s prepackaged Chapter 11 plan of reorganization which became effective on June 15, 2021, ESW acquired the Company’s interest in the quantitative trading software and GlassBridge received a license to use the software in connection with the sports industry. See Note 14 – Subsequent Events for more information.

Total assets of as of March 31, 2021 include a $12.8 million investment in Arrive LLC (“Arrive”). Historically, we accounted for such investments under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of March 31, 2021, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Other assets of $0.4 million, as of March 31, 2021, include a separate investment in Arrive. The Company uses the same method of accounting for this investment as its other investment in Arrive, described in the prior paragraph.

Other current liabilities, as of March 31, 2021, include accruals for payroll expense of $0.6 million and interest expense of $1.8 million, of which $0.2 is related party. Other current liabilities, as of December 31, 2020, include accruals for interest expense of $1.2 million, of which $0.1 million is related party.

As of March 31, 2021 and December 31, 2020, the Company has a note payable of $11.0 million to ESW Holdings, LLC (“ESW”) and a $0.4 million loan (“Bank Loan”) from Signature Bank (the “Bank”) pursuant to the Paycheck Protection Program (the “PPP”). See Note 6 – Debt for additional information on the ESW note payable and the Bank Loan.

Stock purchase agreements as of March 31, 2021 and December 31, 2020 include notes payable of $12.1 million and $5.5 million to George E. Hall and Joseph A. De Perio, respectively, in conjunction with the Stock Purchase Agreement for shares of SportBLX common stock. See Note 13 – Related Party Transactions for additional information.

Note 5 — Goodwill

The goodwill balance was $8.3 million, as of March 31, 2021 and December 31, 2020. The goodwill is fully allocated to our Sports technology platform, and there are no impairment indicators based on management’s assessment. The Company will monitor results and expected cash flows in the future to assess whether consideration of an impairment of goodwill may be necessary.

Note 6 — Debt

Debt and notes payable consists of the following:

	March 31,	December 31,
	2021	2020
	(In millions)
Stock Purchase Agreement notes payable (see Note 13 – Related Party Transactions)	17.6	17.6
ESW note payable	11.0	11.0
Bank loan	0.4	0.4
Other related parties notes payable	0.2	0.2
Other liabilities	0.2	0.2
Total long term debt	29.4	29.4

In 2019, the Company purchased from George E. Hall (“Mr. Hall”) and Joseph A. De Perio (“Mr. De Perio”), both of whom are related parties, shares of SportBLX common stock in exchange for cash and promissory notes (the “Stock Purchase Agreement”). The Stock Purchase Agreement notes payable bear interest at a 5% annual rate and mature on December 12, 2022. The interest under the notes is payable in arrears on the first day of each calendar quarter or, at the Company’s option, in shares of common stock of the Company, at a price reflecting market value. Interest of $508,000 due under the agreement is offset due to the termination of a Credit Facility Letter Agreement with Clinton Special Opportunities Fund LLC (“CSO”), a related party. See Note 13 – Related Party Transactions for more information.

The Company had multiple notes payable with Orix PTP Holdings, LLC (“Orix”). Notes payable of $16.0 million issued in March 2020 bear interest at a 5.0% annual rate and mature on September 18, 2021.

On July 21, 2020, pursuant to a loan prepayment and security termination agreement, the Company prepaid the $16 million notes payable to Orix, together with accrued interest of $171,112. The prior Orix notes payable of $13.0 million, which bear interest at a 7.5% annual rate, were assigned from AEC to Adara Asset Management LLC, which, also on July 21, 2020, was sold to GEH Sport LLC, a related party, and, in effect, no longer an obligation of the Company.

Also on July 21, 2020, the Company borrowed $11.0 million from ESW, the proceeds of which were applied, among other things, to finance the transactions referred to in the preceding paragraph and the Company’s purchase of Orix’s shares of AEC, as described below. The loan was due January 20, 2021, with $1,100,000 interest. Also, AEC granted to ESW a security interest in all of AEC’s assets, pursuant to the ESW Loan Agreement, which, in addition to customary representations and warranties and covenants, prohibits AEC from entering into any agreement without ESW’s consent, or, subject to exceptions, incur or prepay any indebtedness, incur any liens, or make distributions on or payments with respect to its shares, and requires AEC to maintain at least $500,000 in cash or cash equivalents in controlled accounts. ESW may accelerate the loan upon a payment default; covenant default, in some cases after notice; a material adverse change in AEC’s business, assets, financial condition, ability to repay the loan, or in the perfection, value, or priority of ESW’s security interests in AEC’s assets; attachment of a material part of AEC’s assets; AEC’s or the Company’s insolvency; AEC’s default in its obligations under other agreements totaling $100,000 or more; AEC’s incurring judgments or settlements totaling $100,000 or more; or a change in AEC’s ownership; or if any material representation by AEC under the ESW Loan Agreement is untrue. The ESW Loan Agreement provides that, in event of AEC’s default other than for a material representation, AEC and ESW will act in good faith to effect a reorganization of AEC in bankruptcy, pursuant to which ESW acquires from the Company all equity in AEC and certain of its assets, and AEC’s cash, shares of its subsidiaries, including Sport-BLX, Inc., and a right to use AEC software and intellectual property in connection with the sports industry are distributed to the Company. Within the agreement, ESW agreed to provide $8.5 million to the bankruptcy estate to cover costs of administering the AEC bankruptcy case and to satisfy the claims of valid creditors, with all residual funds to be paid to GlassBridge. In connection with the ESW Loan Agreement, pursuant to a Limited Recourse Stock Pledge Agreement, the Company pledged to ESW all of the Company’s AEC stock and 30% of the outstanding stock of SportBLX, and, pursuant to a Subscription Agreement, ESW purchased 100 shares of AEC’s Series A Preferred Stock for a total purchase price of $25,000. Upon any liquidation, dissolution, or winding up of AEC, each holder of Series A Preferred Stock is entitled to a liquidation preference of $1,500 per share and no more. Holders of Series A Preferred Stock vote together with holders of common stock on all matters, and each share of Series A Preferred Stock entitles the holder to one vote.

In January 2021, AEC received notice from ESW that Adara had defaulted on its obligation under the ESW Loan Agreement. On April 22, 2021, AEC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. As part of AEC’s prepackaged Chapter 11 plan of reorganization which became effective on June 15, 2021, GlassBridge received a release of its guaranty obligations to ESW. See Note 14 – Subsequent Events, for more information.

On May 5, 2020, the Company received funds under the Bank Loan from the Bank in the aggregate amount of $374,065, pursuant to the PPP under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Bank Loan, which was in the form of a note, dated April 30, 2020, issued to the Bank, matures on April 30, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 30, 2020. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the Bank Loan may be forgiven as long as the Company uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities. The Company used the entire Bank Loan amount for qualifying expenses.

Other related parties notes payable of $0.2 million is comprised of Demand Notes-4 and -5 described below.

On June 30, 2020, SportBLX issued an unsecured demand note to CSO in the aggregate principal amount of $150,000 (the “Demand Note-4”). The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of December 31, 2020, SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued an unsecured demand note to Mr. De Perio, a related party, in the aggregate principal amount of $40,000 (the “Demand Note-5”). The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Mr. De Perio, or (b) July 1, 2021. As of December 31, 2020, SportBLX borrowed $40,000 under the Demand Note-5.

Scheduled maturities of the Company’s long-term debt, as they exist as of March 31, 2021, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2021	$11.2
2022	18.2
2023	—
2024	—
2025	—
2026 and thereafter	—
Total	29.4

Note 7 — Stock-Based Compensation

We have stock-based compensation awards consisting of stock options under the 2011 Incentive Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, there are no remaining shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan. The Company did not have any stock-based compensation expense for the three months ended March 31, 2021 and 2020.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2020	1,360	$106.00
Outstanding March 31, 2021	1,360	$106.00
Exercisable as of March 31, 2021	971	$106.00

As of March 31, 2021, options to purchase 1,360 shares are outstanding and 971 shares are exercisable, and the aggregate intrinsic value of all outstanding stock options was $0.0 million. No options were granted or exercised during the three months ended March 31, 2021.

As of March 31, 2021, unrecognized compensation expense related to outstanding stock options was immaterial.

Note 8 — Retirement Plans

GlassBridge and the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) entered into an agreement on May 13, 2019 to terminate the Imation Cash Balance Pension Plan (the “Plan”), based on the PBGC’s findings that (i) the Plan did not meet the minimum funding standard required under Section 412 of the Internal Revenue Code of 1986, as amended; (ii) the Plan would be unable to pay benefits when due; and (iii) the Plan should be terminated in order to protect the interests of the Plan participants. GlassBridge and all other members of the Company’s controlled group (within the meaning of 29 U.S.C. §1301(a)(14)) (collectively, and including the Company, the “Controlled Group Members”)) were jointly and severally liable to the PBGC for all liabilities under Title IV of ERISA in connection with the Plan’s termination, including unfunded benefit liabilities, due and unpaid Plan contributions, premiums, and interest on each of the foregoing (the “Pension Liabilities”), as a result of which a lien in favor of the Plan, on all property of each Controlled Group Member, arose and was perfected by PBGC (the “Lien”). On October 1, 2019, the Company entered into a settlement agreement (“Settlement Agreement”) with the PBGC. Pursuant to the terms of the Settlement Agreement, GlassBridge paid $3,000,000 in cash to PBGC on October 3, 2019 (the “Settlement Payment”). Per the terms of the Settlement Agreement and following the Settlement Payment on October 3, 2019, the PBGC released all Controlled Group Members from the Lien, as of January 6, 2020.

Note 9 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income (loss), excluding unusual or infrequently occurring discrete items. For the three months ended March 31, 2021, we recorded income tax from continuing operations of $0.0 million, on a loss of $2.3 million. For the three months ended March 31, 2020, we recorded income tax from continuing operations of $0.0, million on income of $7.4 million. The effective income tax rate for the three months ended March 31, 2021 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

The Company received an income tax refund in February 2021 of approximately $0.6 million related to the Tax Reform Act’s elimination of corporate alternative minimum tax and the ability to receive refunds of AMT credit carryovers. This was the final AMT credit refund due to the Company, as $1.6 million of the total $2.2 million tax benefit recorded in 2017 through 2018 had already been received in prior years.

We file income tax returns, in multiple jurisdictions, that are subject to review by various U.S and state taxing authorities. Our U.S. federal income tax returns for 2017 through 2020, and certain state returns from 2015 to present, are open to examination.

Note 10 — Shareholders’ Equity

Treasury Stock

On November 14, 2016, our Board authorized a share repurchase program under which we may repurchase up to 2,500 shares of common stock, from time to time, using a variety of methods, which may include open market transactions and privately negotiated transactions.

The Company did not purchase any shares during the three months ended March 31, 2021. Since the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million, and, as of March 31, 2021, we had remaining authorization to repurchase 1,720 additional shares.

As of March 31, 2021 and December 31, 2020, the Company has 2,927 shares of treasury stock, acquired at an average price of $8,496.47 per share.

Note 11 — Segment Information

As of March 31, 2021, the asset management business and sports technology platform are our reportable segments.

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

Net revenue, operating loss from continuing operations and assets by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net revenue
Asset management business	$—	$—
Sports technology platform	—	—
Total net revenue	—	—
Loss from operations
Asset management business	$(1.2)	$(1.1)
Sports technology platform	(0.1)	(0.5)
Total segment operating loss	(1.3)	(1.6)
Corporate and unallocated	(0.1)	(0.5)
Total operating loss	(1.4)	(2.1)
Interest expense	(0.9)	(0.5)
Realized losses on investments	—	(2.2)
Defined benefit plan adjustment	—	(8.5)
Other income, net	—	0.1
Loss from operations before income taxes	$(2.3)	$(13.2)

	March 31,	December 31,
(In millions)	2021	2020
Assets
Asset management business	$14.9	$15.8
Sports technology platform	8.5	8.4
Total segment assets	23.4	24.2
Corporate and unallocated	0.2	1.2
Total consolidated assets	$23.6	$25.4

Note 12 — Litigation, Commitments and Contingencies

The Company may be a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of September 28, 2021, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of March 31, 2021 and December 31, 2020, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us to liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of March 31, 2021. Compliance with environmental regulations has not had a material adverse effect on our financial results.

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

As of March 31, 2021, the Company paid Clinton $2,400,000 under the Amended Services Agreement and the Management Service Agreement, recorded $0 and $312,500 within “Selling, general and administrative” in our Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, respectively.

On June 5, 2020, SportBLX entered into a subscription agreement (the “Securities Subscription”) with S-BLX Securities for SportBLX’s proprietary sports-based alternative asset trading platform (the “Platform”) via which the customer, Securities, may issue sports-related securities that are tradeable by investors. Mr. Hall and Mr. De Perio own 65.5% and 28.1% of Securities, respectively. As consideration for the Securities Subscription, SportBLX received a one-time upfront subscription fee of $150,000 and will receive a monthly subscription fee of $100,000 during the first year of the contract. The fee increases to $137,500, monthly, for the remaining year of the initial term. Thereafter, upon renewal, SportBLX may increase the fee by an amount not to exceed five percent of the previous year’s fee. The agreement also provides fees of $75,000 for each new tradable asset listed by the customer on the Platform. The Securities Subscription is effective for a two year term and automatically renews for consecutive one-year renewal terms unless either party provides notice to the other party of its intention not to renew prior to the end of the initial or renewal term. Either party may terminate the agreement for convenience upon 30 days’ notice to the other party. The Securities Subscription was terminated effective January 1, 2021.

On June 30, 2020, SportBLX issued Demand Note-4 to CSO in the aggregate principal amount of $150,000. The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of March 31, 2021 SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued Demand Note-5 to Mr. De Perio in the aggregate principal amount of $40,000. The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Mr. De Perio, or (b) July 1, 2021. As of March 31, 2021, SportBLX borrowed $40,000 under the Demand Note-5.

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

On August 1, 2020, the Company entered into a Management Services Agreement (“the Agreement”) to provide certain back office services, including accounting, treasury, payroll and benefits and other administration services to S-BLX Securities. The agreement has a six month initial term and will automatically renew for successive renewal terms of three months unless either party provides notice of nonrenewal. In exchange for the services, S-BLX Securities will pay the Company at a rate of $15,000 each month. As of March 31, 2021, the Company has not provided any significant services or billed S-BLX Securities under the agreement and does not have any related outstanding receivables.

On December 30, 2020, SportBLX paid $40,000 to Mr. Hall for the temporary use of office space during the Covid-19 pandemic.

As of March 31, 2021, SportBLX owns 6 shares of Series B Common Tokens of SportBLX Thoroughbreds Corp. (“SportBLX Thoroughbreds”), which represented 100% of the voting shares of SportBLX Thoroughbreds. At this time, the activity of SportBLX Thoroughbreds is immaterial and is not included in these Consolidated Financial Statements.

Note 14 — Subsequent Events

In January 2021, Adara Enterprises, Corp. (“Adara” or “AEC”) received notice from ESW Holdings, Inc. (“ESW”) that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under a Loan and Security Agreement (“ESW Loan Agreement”), dated July 21, 2020. Pursuant to the ESW Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provides that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW would acquire all equity in AEC, as reorganized, and indirectly certain of AEC’s assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from AEC’s net operating losses. Within the agreement, ESW agreed to provide $8.5 million to the bankruptcy estate to cover costs of administering the AEC bankruptcy case and to satisfy the claims of valid creditors, with all residual funds to be paid to GlassBridge. The $8.5 million was to be paid upon the effectiveness of AEC’s Chapter 11 plan (less any amounts advanced to AEC in the form of a DIP loan) and maintained awaiting outside creditor claims. Neither GlassBridge nor AEC can predict at this time how much, if any, of the $8.5 million will remain after such creditor claims and other administrative expenses.

AEC’s prepackaged Chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). Upon the occurrence of the Effective Date, ESW deposited $8.5 million, less $325,000 that ESW had previously funded in the form of a post-petition debtor-in-possession loan, into a distribution trust established pursuant to AEC’s Chapter 11 plan to fund the costs of administration associated with AEC’s bankruptcy case and to satisfy valid creditor claims. Also on the Effective Date, by order of the Bankruptcy Court, GlassBridge shares of AEC were terminated, and shares in reorganized AEC were issued as follows: 50% of the equity in reorganized AEC was issued to ESW, and the other 50% of the equity in reorganized AEC was issued to ESW’s affiliate, ESW Capital LLC. Finally, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW as well as a license to use AEC’s quantitative trading software in connection with the sports industry.

On May 20, 2021, the Company received notice from OTCMarkets that, because we had not yet filed Form 10-K for 2020, quotation of the Company’s shares would be moved from the OTCQB market to Pink at market open on May 21, 2021. Upon the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, the Company will seek to restore quotation of the Company’s shares to the OTCQB market.

On June 30, 2021, the Company received notice that the $0.4 million Bank Loan from Signature Bank pursuant to the Paycheck Protection Program was forgiven in full.

On July 31, 2021, Mr. Hall and Mr. De Perio agreed to accept $2,354,736 and $1,060,264, respectively, from the Company in satisfaction of its obligations to them in the amounts of $12,116,718 and $5,455,782, respectively. The obligations were due December 12, 2022 and bore interest at a 5% annual rate. Accordingly, GLAE’s obligations in the amounts of $12,116,718 and $5,455,782 are now paid in full.

Also, on July 31, 2021, the Company assigned obligations owed to it from its 50.1% subsidiary, Sport-BLX, Inc., totaling $4,176,102.11, to Fintech Debt Corp., of which Mr. Hall and Mr. De Perio are controlling stockholders, for $400,000.

On August 6, 2021, agreements, each dated August 2, 2021, except as otherwise stated, between the Company and the other parties, identified below were released from escrow, thereby becoming effective.

The Company entered into a Term Loan and Security Agreement (“GHI Loan Agreement”) with Gazellek Holdings I, LLC (“GHI LLC”), pursuant to which GHI LLC lent $3,450,000 to the Company on August 6, 2021. The loan bears in-kind interest at the annual rate of 7%, is secured by substantially all of the Company’s assets and those of all of its subsidiaries, which are required to guarantee the loan, and matures August 2, 2024.

The Company is required to prepay the loan upon receiving proceeds from future indebtedness exceeding $5,000,000 (other than indebtedness that is junior to the loan), or if the Company issues any capital stock (provided that the Company is allowed to retain up to 20% of the proceeds from such issuance). The GHI Loan Agreement contains customary representations and warranties, covenants and events of default. Upon the occurrence of an event of default, the loan bears interest at a rate 5% above of the then-effective interest rate and, at GHI LLC’s option, is payable either in cash or in cash and shares of GLAE common stock, valued at market, equal to up to 10% of the outstanding principal amount of the loan. A default fee equal to 0.5% of the outstanding principal applies in the case of any default existing for 10 days or more.

In connection with the loan, the Company issued to GHI LLC, for $120,000, a Common Stock Purchase Warrant entitling GHI LLC to purchase 4.8% of GLAE’s outstanding common stock, at the price of $0.01 per share, and a second Common Stock Purchase Warrant entitling GHI LLC to purchase 5.2% of GLAE’s outstanding common stock, at the price of $169.62 per share. The second warrant is automatically canceled if the Company consummates a Sale Transaction that is sourced other than by GHI LLC or its affiliates. A “Sale Transaction” is a merger, consolidation, combination or similar transaction (in one or a series of related transactions), such that the beneficial owners of shares of GLAE common stock immediately prior to the transaction or transactions will, immediately after such transaction or transactions, beneficially own less than a majority of the shares of common stock or outstanding equity of the surviving corporation (on a fully diluted basis). Each warrant expires August 2, 2026, is exercisable on a net basis; entitles its holder to receive certain distributions on GLAE’s common stock, as if the warrant had been exercised; and bears registration rights respecting the underlying common stock. The first warrant purports to give its holder voting rights, as if the warrant had been exercised. The sale was exempt from registration under the Securities Act pursuant to Sec. 4(a)(2), as not involving any public offering, because no general solicitation was involved, and GHI LLC is an accredited professional investor, which agreed to accept restricted securities. Also, in connection with the loan, the Company and GHI LLC entered into a consulting agreement, pursuant to which the Company will pay GHI LLC a $2,100,000 consulting fee, in three installments, by January 1, 2023.

The following unaudited pro forma condensed consolidated balance sheet for the three months ended March 31, 2021, which gives effect to the transactions described above has been prepared to give effect to the transactions as if they had been completed and entered into, respectively, on March 31, 2021.

The unaudited pro forma condensed consolidated balance sheet is for informational purposes only and is not necessarily indicative of what our financial performance or financial position would have been had the transactions been completed on the dates assumed nor is such unaudited pro forma financial information necessarily indicative of the results expected in any future period.

GLASSBRIDGE ENTERPRISES, INC.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited) (In millions, except per share amounts)

	March 31, 2021 As	Chapter 11		New Lender		Hall / De Perio		Forgiveness of Paycheck Protection Program		Pro
	Reported	Reorganization		Agreements		Agreements		Loan		Forma
Assets
Current Assets:
Cash and cash equivalents	$0.7	$(0.3	)(a)(b)	$3.4	(c)	$(3.0	)(d)(e)	$—		$0.8
Accounts Receivable, net	0.1									0.1
Total current assets	0.8	(0.3)		3.4		(3.0)		—		0.9
Property and equipment, net	1.3	(1.3	)(a)							—
Goodwill (provisional)	8.3									8.3
Arrive LLC long term investment	12.8									12.8
Other assets and other investments	0.4									0.4
Total assets	$23.6	$(1.6)		$3.4		$(3.0)		$—		$22.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1.4	$(0.1	)(a)	$—		$—		$—		$1.3
ESW note payable	11.0	(11.0	)(a)							—
Note payable, new lender				3.2	(c)					3.2
Notes payable, related party	0.2					4.2	(e)			4.4
Accrued interest due to related party						0.4	(e)			0.4
Other current liabilities	2.7	(1.7	)(a)							1.0
Total current liabilities	15.3	(12.8)		3.2		4.6		—		10.3
Stock Purchase Agreement notes payable	17.6					(17.6	)(d)			—
Bank loan	0.4							(0.4	)(g)	—
Other liabilities	0.2									0.2
Total liabilities	33.5	(12.8)		3.2		(13.0)		(0.4)		10.5
Shareholders’ equity
Preferred stock	—									—
Common stock	—									—
Additional paid-in capital	1,059.6					10.0	(f)			1,069.6
Additional paid-in capital - Warrants				0.2	(c)					0.2
Accumulated deficit	(1,067.2)	11.2	(a)					0.4		(1,055.6)
Treasury stock, at cost	(24.9)									(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity	(32.5)	11.2		0.2		10.0		0.4		(10.7)
Noncontrolling interest	22.6									22.6
Total shareholders’ equity	(9.9)	11.2		0.2		10.0		0.4		11.9
Total liabilities and shareholders’ equity	$23.6	$(1.6)		$3.4		$(3.0)		$—		$22.4

Unaudited Pro Forma Condensed Balance Sheet Notes:

(a)	As a result of the chapter 11 reorganization, all the assets and liabilities held by AEC transferred to the bankruptcy trust.

(b)	The $8.5 million provided by ESW to the bankruptcy estate is not included in cash as neither GlassBridge nor AEC can predict at this time how much, if any, of the $8.5 million will remain after creditor claims and other administrative expenses.

(c)	As a result of the GHI Loan Agreement, the Company received cash of $3.2 million, in exchange for a note payable and cash of $0.2 million, for Common Stock Purchase Warrants.

(d)	As a result of the Hall / De Perio agreements, the Company paid Mr. Hall and Mr. De Perio $3.4 million in satisfaction of the $17.6 million owed to them for the Stock Purchase Agreement notes payable.

(e)	Also as a result of the Hall / De Perio agreements, the Company assigned obligations owed to it from its 50.1% subsidiary, Sports-BLX, Inc., totaling $4.2 million, as well as accrued interest of $0.4 million, to Fintech Debt Corp, of which Mr. Hall and Mr. De Perio are controlling stockholders, for $400,000.

(f)	Net result of Hall / De Perio agreements (c), (d) and (e) to additional paid-in capital.

(g)	Bank Loan pursuant to the Paycheck Protection Program for which the Company received notice of forgiveness on June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Risk Factors

We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the SEC and in our reports to shareholders.

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning the launch of our asset management business and related investment vehicles, strategic initiatives and potential acquisitions, the results of operations of our existing business lines, the impact of legal or regulatory matters on our business, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: our need for substantial additional capital in order to fund our business; our ability to realize the anticipated benefits of our restructuring plan and other recent significant changes; significant costs relating to pending and future litigation; our ability to attract and retain talented personnel; the structure or success of our participation in any joint investments; risks associated with any future acquisition or business opportunities; our need to consume resources in researching acquisitions, business opportunities or financings and capital market transactions; our ability to integrate additional businesses or technologies; the impact of our reverse stock split on the market trading liquidity of our common stock; the market price volatility of our common stock; our need to incur asset impairment charges for intangible assets; significant changes in discount rates, rates of return on pension assets and mortality tables; our reliance on aging information systems and our ability to protect those systems against security breaches; our ability to integrate accounting systems; changes in tax guidance and related interpretations and inspections by tax authorities; our ability to raise capital from third party investors for our asset management business; our ability to comply with extensive regulations relating to the launch and operation of our asset management business; our ability to compete in the intensely competitive asset management business; the performance of any investment funds we sponsor or accounts we manage; difficult market and economic conditions, including changes in interest rates and volatile equity and credit markets; our ability to achieve steady earnings growth on a quarterly basis in our asset management business; the significant demands placed on our resources and employees, and associated increases in expenses, risks and regulatory oversight, resulting from the potential growth of our asset management business; our ability to establish a favorable reputation for our asset management business; the lack of operating history of our asset manager subsidiary and any funds that we may sponsor; our ability to develop and deliver differentiated and innovative products as well as various factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, and from time to time in our filings with the SEC.

Overview

GlassBridge Enterprises, Inc. (“GlassBridge”, the “Company”, “we”, “us” or “our”) owns and operates an asset management business and a sports technology platform. We actively explore a diverse range of new, strategic asset management business opportunities for our portfolio.

On October 1, 2019, the Company sold to Orix PTP Holdings, LLC (“Orix”), for $17,562,700, 20.1% of the outstanding stock of Adara, until then a Company wholly owned subsidiary, together with two promissory notes of Adara Enterprises, Inc. to the Company in total principal amount of $13,000,000. In July 2020, an Adara wholly owned subsidiary assumed the obligations under the notes, and the subsidiary was sold to George E. Hall (“Mr. Hall”), a related party, for $1.00, after the subsidiary had distributed to Adara all of the subsidiary’s assets, except for its general partnership interest in The Sports & Entertainment Fund, L.P., which holds a $17.8 million investment, and the related commodities pool operator registration and $1,790,000 in cash. Also, the Company repurchased the Adara shares from Orix and prepaid a $16 million note that it issued to Orix in March 2020 (the proceeds of which were invested in The Sports & Entertainment Fund, L.P.), together with $171,000 in interest. As a result of an in-kind distribution from Adara, the Company became the direct owner of GlassBridge Arrive Investor, LLC, which is the investment arm of Roc Nation, as well as of 50.1% of the outstanding shares of Sport-BLX, Inc., and preferred interests in the European levies claims. The Company financed the foregoing transactions, in part, from proceeds of an $11,000,000 loan (the “ESW Loan Agreement”) to Adara from ESW Holdings, LLC (“ESW”), which is due January 20, 2021, with $1,100,000 interest. Adara granted to ESW a security interest in all of Adara’s assets pursuant to the loan agreement, which, in addition to customary representations and warranties and covenants, prohibits Adara from entering into any agreement without ESW’s consent, or, subject to exceptions, incur or prepay any indebtedness, incur any liens, or make distributions on or payments with respect to its shares, and requires Adara to maintain at least $500,000 in cash or cash equivalents in controlled accounts. ESW may accelerate the loan upon a payment default; covenant default, in some cases after notice; a material adverse change in Adara’s business, assets, financial condition, ability to repay the loan, or in the perfection, value, or priority of ESW’s security interests in Adara’s assets; attachment of a material part of Adara’s assets; Adara’s or the Company’s insolvency; Adara’s default in its obligations under other agreements totaling $100,000 or more; Adara’s incurring judgments or settlements totaling $100,000 or more; or a change in Adara’s ownership; or if any material representation by Adara under the loan agreement is untrue. The loan agreement provides that, in event of Adara’s default other than for a material representation, Adara and ESW will act in good faith to effect a reorganization of Adara in bankruptcy, pursuant to which ESW acquires from the Company all equity in Adara and certain of its assets, and Adara’s cash, shares of its subsidiaries, and a right to use Adara software and intellectual property within the sports industry are distributed to the Company. Within the agreement, ESW agreed to provide $8.5 million to the bankruptcy estate to cover costs of administering the AEC bankruptcy case and to satisfy the claims of valid creditors, with all residual funds to be paid to GlassBridge. In connection with the loan agreement, the Company pledged to ESW all of the Company’s Adara stock and 30% of the outstanding stock of Sport-BLX, Inc., and, ESW purchased 100 shares of Adara’s Series A Preferred Stock for a total purchase price of $25,000. Upon any liquidation, dissolution, or winding up of Adara, each holder of Series A Preferred Stock is entitled to a liquidation preference of $1,500 per share and no more.

In January 2021, Adara Enterprises, Corp. (“Adara” or “AEC”) received notice from ESW Holdings, Inc. (“ESW”) that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under a Loan and Security Agreement (“ESW Loan Agreement”), dated July 21, 2020. Pursuant to the ESW Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provides that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW would acquire all equity in AEC, as reorganized, and indirectly certain of AEC’s assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from AEC’s net operating losses. Within the agreement, ESW agreed to provide $8.5 million to the bankruptcy estate to cover costs of administering the AEC bankruptcy case and to satisfy the claims of valid creditors, with all residual funds to be paid to GlassBridge. The $8.5 million was to be paid upon the effectiveness of AEC’s Chapter 11 plan (less any amounts advanced to AEC in the form of a DIP loan) and maintained awaiting outside creditor claims. Neither GlassBridge nor AEC can predict at this time how much, if any, of the $8.5 million will remain after such creditor claims and other administrative expenses.

AEC’s prepackaged Chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). Upon the occurrence of the Effective Date, ESW deposited $8.5 million, less $325,000 that ESW had previously funded in the form of a post-petition debtor-in-possession loan, into a distribution trust established pursuant to AEC’s Chapter 11 plan to fund the costs of administration associated with AEC’s bankruptcy case and to satisfy valid creditor claims. Also on the Effective Date, by order of the Bankruptcy Court, GlassBridge shares of AEC were terminated, and shares in reorganized AEC were issued as follows: 50% of the equity in reorganized AEC was issued to ESW, and the other 50% of the equity in reorganized AEC was issued to ESW’s affiliate, ESW Capital LLC. Finally, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW as well as a license to use AEC’s quantitative trading software in connection with the sports industry. See Note 14 – Subsequent Events, for more information.

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

Important Notices and Disclaimers

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to be read in conjunction with our Condensed Consolidated Financial Statements and related Notes that appear elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated due to various factors discussed in this MD&A under the caption “Forward-Looking Statements and Risk Factors” and the information contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 4, 2021, including in Part 1 Item 1A. Risk Factors of such Annual Report.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended March 31, 2021

●	Net revenue from continuing operations was $0.0 million for the three months ended March 31, 2021 and 2020.

●	Operating loss from operations was $1.4 million for the three months ended March 31, 2021 compared to an operating loss of $2.1 million in the same period last year. This was a decrease of $0.7 million, primarily due to an effort to reduce overhead.

●	Basic and diluted loss per share from continuing operations was $88.04 for the three months ended March 31, 2021, compared with a basic and diluted loss per share of $507.69 for the same period last year.

Cash Flow/Financial Condition for the Three Months Ended March 31, 2021

●	Cash and cash equivalents totaled $0.7 million at March 31, 2021 compared with $1.3 million at December 31, 2020. The decrease in the cash balance of $0.6 million was primarily due to operating expenses.

Results of Operations

The following discussion relates to continuing operations unless indicated otherwise. “NM” means that the percentage amount is not meaningful.

Net Revenue

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2021	2020	Change
Net revenue	$—	$—	NM

Net revenue for the three months ended March 31, 2021 and 2020 was $0.0 million.

Selling, General and Administrative (“SG&A”)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2021	2020	Change
Selling, general and administrative	$1.4	$2.1	(33.3)%
As a percent of revenue	NM	NM

SG&A expense decreased for the three months ended March 31, 2021 by $0.7 million (or 33.3%) compared with the same period last year primarily due to an effort to reduce overhead.

Operating Loss from Operations

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2021	2020	Change
Operating loss from operations	$(1.4)	$(2.1)	(33.3)%
As a percent of revenue	NM	NM

Operating loss from operations decreased by $0.7 million for the three months ended March 31, 2021 compared with the same period last year primarily due to an effort to reduce overhead.

Other Expense

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2021	2020	Change
Interest expense	$(0.9)	$(0.5)	80.0%
Realized loss on investments	—	(2.2)	(100.0)%
Defined benefit plan adjustment	—	(8.5)	(100.0)%
Other expense, net	—	0.1	(100.0)%
Total other expense	$(0.9)	$(11.1)	(91.9)%
As a percent of revenue	NM	NM

Total other expense for the three months ended March 31, 2021 was $0.9 million compared to $11.1 million for the same period last year.

Income Tax Provision

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2021	2020	Change
Income tax provision	$—	$—	NM
Effective tax rate	0.0%	0.0%

Income tax for the three months ended March 31, 2021 and 2020 was $0.0 million, due to losses in both periods.

Segment Results

The asset management business and the sports technology platform, SportBLX, are our two reportable segments as of March 31, 2021.

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

Information related to our segments is as follows:

Asset Management Business

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2021	2020	Change
Operating loss	$(1.2)	$(1.1)	9.1%

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Sports Technology Platform

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2021	2020	Change
Operating loss	$(0.1)	$(0.5)	(80.0)%

The Company’s sports technology platform enables a marketplace for sports assets, focusing on American professional sports like basketball, baseball and football.

Corporate and Unallocated

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2021	2020	Change
Corporate and unallocated operating loss	$(0.1)	$(0.5)	(80.0)%

For the three months ended March 31, 2021, corporate and unallocated operating loss consists of $0.1 million of corporate general and administrative expenses, an 80.0% decrease from the prior year.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three months ended March 31, 2021.

Financial Position

Our cash and cash equivalents balance as of March 31, 2021 was $0.7 million compared to $1.3 million as of December 31, 2020.

Our accounts payable balance as of March 31, 2021 was $1.4 million compared to $1.8 million as of December 31, 2020.

Our other current liabilities balance as of March 31, 2021 was $2.7 million compared to $1.8 million as of December 31, 2020.

Liquidity and Capital Resources

Cash Flows Provided by (Used in) Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2021	2020
Net loss	$(2.3)	$(13.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.2	0.1
Loss on sale of investments	—	0.2
Defined benefit plan adjustment	—	8.5
Changes in operating assets and liabilities	1.0	1.5
Net cash used in operating activities	$(1.1)	$(2.9)

Cash used in operating activities was $1.1 million for the three months ended March 31, 2021, which was related to ordinary operating expenses. Cash used in operating activities was $2.9 million for the three months ended March 31, 2020, primarily due to the development of the operations of SportBLX and Adara.

Cash Flows Provided by Investing Activities:

	Three Months Ended
	March 33,
(Dollars in millions)	2021	2020
Net cash used in investing activities	$—	$—

The company had no cash used in investing activities for the three months ended March 31, 2021 and 2020.

Cash Flows Provided by Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2021	2020
Proceeds from Orix note payable	—	16.0
Net cash provided by financing activities	$—	$16.0

Cash provided by financing activities for the three months ended March 31, 2020 related to an Orix note payable. See Note 6 - Debt for more information.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $0.7 million cash and cash equivalents on hand as of March 31, 2021.

We expect that our cash, in addition to asset monetization, will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Off Balance Sheet Arrangements

As of March 31, 2021, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

A discussion of the Company’s critical accounting policies was provided in Part II — Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021, the end of the period covered by this report, the Chief Executive Officer, Daniel Strauss, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended March 31, 2021, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of March 31, 2021, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date:	September 28, 2021		/s/ Francis Ruchalski
		Name:	Francis Ruchalski
		Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

