Form 10-Q
period 2021-06-30
GlassBridge Enterprises, Inc.
filed 2021-11-02
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,170 shares of Common Stock, par value $0.01 per share, were outstanding as of October 29, 2021.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenue	$—	$0.3	$—	$0.3
Operating expenses:
Selling, general and administrative	1.5	2.0	2.9	4.1
Restructuring and other	0.3	—	0.3	—
Total operating expenses	1.8	2.0	3.2	4.1
Operating loss	(1.8)	(1.7)	(3.2)	(3.8)
Other income (expense):
Interest expense	(0.8)	(0.6)	(1.7)	(1.1)
Realized income (loss) on investments	(0.2)	0.5	(0.2)	(1.7)
Gain on Chapter 11 reorganization (See Note 6 – Debt)	13.8	—	13.8	—
Bank Loan forgiveness (See Note 6 – Debt)	0.4	—	0.4	—
Defined benefit plan adjustment	—	—	—	(8.5)
Other income, net	—	—	—	0.1
Total other income (expense)	13.2	(0.1)	12.3	(11.2)
Income (loss) from operations before income taxes	11.4	(1.8)	9.1	(15.0)
Income (loss) from operations	11.4	(1.8)	9.1	(15.0)
Net income (loss)	$11.4	$(1.8)	$9.1	$(15.0)
Less: Net loss attributable to noncontrolling interest	(0.3)	(0.3)	(0.4)	(0.7)
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$11.7	$(1.5)	$9.5	$(14.3)

Income (loss) per common share attributable to GlassBridge Enterprises, Inc. common shareholders — basic and diluted:
Net income (loss)	$464.29	$(59.37)	$376.98	$(567.06)

Weighted average common shares outstanding:
Basic and diluted	25.2	25.2	25.2	25.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$11.4	$(1.8)	$9.1	$(15.0)

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Reclassification of adjustment for defined benefit plans recorded in net loss	—	—	—	20.6
Total net pension adjustments	—	—	—	20.6

Total other comprehensive income, net of tax	—	—	—	20.6

Comprehensive income (loss)	$11.4	$(1.8)	$9.1	$5.6
Less: Comprehensive loss attributable to noncontrolling interest	(0.3)	(0.2)	(0.4)	(0.7)
Comprehensive income (loss) attributable to GlassBridge Enterprises, Inc.	$11.7	$(1.5)	$9.5	$6.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30,
	2021	December 31,
	(unaudited)	2020
Assets
Current assets:
Cash and cash equivalents	$0.8	$1.3
Accounts receivable, net	0.1	0.1
Other current assets	—	1.0
Total current assets	0.9	2.4
Property and equipment, net	—	1.5
Goodwill	8.3	8.3
Arrive LLC long term investment	12.8	12.8
Other assets and other investments	0.2	0.4
Total assets	$22.2	$25.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1.6	$1.8
ESW note payable (See Note 6 – Debt)	—	11.0
Other related parties notes payable (See Note 13 – Related Party Transactions)	0.2	0.2
Other current liabilities	1.1	1.8
Total current liabilities	2.9	14.8
Stock Purchase Agreement notes payable (See Note 13 – Related Party Transactions)	17.6	17.6
Bank loan (See Note 6 – Debt)	—	0.4
Other liabilities	0.2	0.2
Total liabilities	20.7	33.0
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000, 28,097 issued at June 30, 2021; 28,097 issued at December 31, 2020	—	—
Additional paid-in capital	1,059.6	1,059.6
Accumulated deficit	(1,055.5)	(1,065.0)
Treasury stock, at cost: 2,927 shares at June 30, 2021; 2,927 shares at December 31, 2020	(24.9)	(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity	(20.8)	(30.3)
Noncontrolling interest	22.3	22.7
Total shareholders’ equity	1.5	(7.6)
Total liabilities and shareholders’ equity	$22.2	$25.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non- controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Equity
Balance as of December 31, 2020	28,097	$—	$1,059.6	$(1,065.0)	$—	2,927	$(24.9)	$22.7	$(7.6)
Net income (loss)				9.5				(0.4)	9.1

Balance as of June 30, 2021	28,097	$—	$1,059.6	$(1,055.5)	$—	2,927	$(24.9)	$22.3	$1.5

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non- controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Deficit
Balance as of December 31, 2019	28,097	$—	$1,053.9	$(1,002.7)	$(20.6)	2,927	$(24.9)	$25.6	$31.3
Net loss				(14.3)				(0.7)	(15.0)
Pension adjustments, net of tax					20.6				20.6
Balance as of June 30, 2020	28,097	$—	$1,053.9	$(1,017.0)	$—	2,927	$(24.9)	$24.9	$36.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$9.1	$(15.0)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.3	0.3
Gain on Chapter 11 reorganization	(13.8)	—
Bank Loan forgiveness	(0.4)	—
Loss on sale of investments	0.2	1.7
Defined benefit plan adjustment	—	8.5
Changes in operating assets and liabilities	2.1	1.4
Net cash used in operating activities	(2.5)	(3.1)
Cash Flows from Investing Activities:
Proceeds from sale of unsecured claims from related party pursuant to Chapter 11 reorganization	0.5	—
Collection of notes receivable from related party pursuant to Chapter 11 reorganization	0.7	—
Investment in Securities	—	(10.1)
Net cash provided by (used in) investing activities	1.2	(10.1)
Cash Flows from Financing Activities:
Proceeds from ESW debtor-in-possession note payable	0.3	—
Proceeds from Orix note payable	—	16.0
Proceeds from Bank Loan	—	0.4
Proceeds from other related parties notes payable	—	0.4
Net cash provided by financing activities	0.3	16.8

Net change in cash and cash equivalents	(1.0)	3.6
Cash, cash equivalents and restricted cash — beginning of period	1.8	5.5
Cash, cash equivalents and restricted cash — end of period	$0.8	$9.1

Supplemental disclosures of cash paid (received) during the period:
Income taxes (net of refunds received)	$(0.6)	$—
Interest expense	0.4	—

Non-cash investing and financing activities during the period:
Extinguishment of ESW note payable in Chapter 11 reorganization	$(11.0)	$—
Extinguishment of debtor-in-possession loan in Chapter 11 reorganization	(0.3)	—
Forgiveness of Bank Loan	(0.4)	—
Total non-cash investing and financing activities during the period	$11.7	$—

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

In January 2021, Adara Enterprises, Corp. (“Adara” or “AEC”) received notice from ESW Holdings, Inc. (“ESW”) that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under a Loan and Security Agreement (“ESW Loan Agreement”), dated July 21, 2020. Pursuant to the ESW Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provides that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW would acquire all equity in AEC, as reorganized, and indirectly certain of AEC’s assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from AEC’s net operating losses. Within the agreement, ESW agreed to provide $8.5 million to the bankruptcy estate to cover costs of administering the AEC bankruptcy case and to satisfy the claims of valid creditors, with any residual funds to be paid to GlassBridge. The $8.5 million was to be paid upon the effectiveness of AEC’s Chapter 11 plan (less any amounts advanced to AEC in the form of a DIP loan) and maintained awaiting outside creditor claims. Neither GlassBridge nor AEC can predict at this time how much, if any, of the $8.5 million will remain after such creditor claims and other administrative expenses.

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

Note 3 —Income (Loss) per Common Share

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

The following table sets forth the computation of weighted average basic and diluted income per share (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except for per share amounts)	2021	2020	2021	2020
Numerator:
Income (loss) from operations	$11.4	$(1.8)	$9.1	$(15.0)
Less: loss attributable to noncontrolling interest	(0.3)	(0.3)	(0.4)	(0.7)
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$11.7	$(1.5)	$9.5	$(14.3)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted (in thousands)	25.2	25.2	25.2	25.2

Income (loss) per common share attributable to GlassBridge Enterprises, Inc. common shareholders— basic and diluted:
Net income (loss)	$464.29	$(59.37)	$376.98	$(567.06)

Anti-dilutive shares excluded from calculation	0.0	0.0	0.0	0.0

Note 4 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

Property and equipment, as of December 31, 2020, consisted of quantitative trading software purchased from GEH Capital, LLC (“GEH”), a related party. The asset was depreciated on a straight-line basis over a useful life of three years. Net property and equipment of $1.5 million, as of Dec 31, 2020, consisted of the purchased cost of $1.7 million, less accumulated depreciation of $0.2 million. The residual values, useful life and depreciation method were reviewed at each financial year end to ensure that the amount, method and period of depreciation are consistent with previous estimates and the expected pattern of consumption of the future economic benefits embodied in the items of property and equipment. See Note 13 – Related Party Transactions for more information relating to the software purchase.

An item of property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. The difference between the net disposal proceeds, if any, and the net carrying amount is recognized in the statement of operations.

In January 2021, AEC received notice from ESW that Adara had defaulted on its obligations under the ESW Loan Agreement. On April 22, 2021, AEC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. As part of AEC’s prepackaged Chapter 11 plan of reorganization, which became effective on June 15, 2021, ESW acquired the Company’s interest in the quantitative trading software, and GlassBridge received a license to use the software in connection with the sports industry.

Total assets, as of June 30, 2021, include a $12.8 million investment in Arrive. Historically, we accounted for such investments under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of June 30, 2021, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Other assets of $0.2 million, as of June 30, 2021, include a separate investment in Arrive. The Company uses the same method of accounting for this investment as its other investment in Arrive, described in the prior paragraph.

Other current liabilities, as of June 30, 2021, include accruals for payroll expense of $0.7 million. Other current liabilities, as of December 31, 2020, include accruals for interest expense of $1.2 million, of which $0.1 million is related party.

As of December 31, 2020, the Company had a note payable of $11.0 million to ESW. As part of AEC’s prepackaged Chapter 11 plan of reorganization which became effective on June 15, 2021, GlassBridge received a release of its guaranty obligations to ESW, and the note payable is no longer a liability of the Company as of the period ending June 30, 2021.

As of December 31, 2020, the Company had a $0.4 million loan (“Bank Loan”) from Signature Bank (the “Bank”), pursuant to the Paycheck Protection Program (the “PPP”). On June 30, 2021, the Company received notice that the $0.4 million Bank Loan from the Bank was forgiven in full.

Stock purchase agreements as of June 30, 2021 and December 31, 2020 include notes payable of $12.1 million and $5.5 million to George E. Hall and Joseph A. De Perio, respectively, for shares of SportBLX common stock. See Note 13 – Related Party Transactions for additional information.

Note 5 — Goodwill

The goodwill balance was $8.3 million, as of June 30, 2021 and December 31, 2020. The goodwill is fully allocated to our Sports technology platform, and there are no impairment indicators based on management’s assessment. The Company will monitor results and expected cash flows in the future to assess whether consideration of an impairment of goodwill may be necessary.

Note 6 — Debt

Debt and notes payable consists of the following:

	June 30,
	2021	December 31,
	(unaudited)	2020
	(In millions)
Stock Purchase Agreement notes payable (see Note 13 – Related Party Transactions)	17.6	17.6
ESW note payable	—	11.0
Bank loan	—	0.4
Other related parties notes payable	0.2	0.2
Other liabilities	0.2	0.2
Total long term debt	18.0	29.4

In 2019, the Company purchased from Messrs. Hall and De Perio, both of whom are related parties, shares of SportBLX common stock in exchange for cash and promissory notes (the “Stock Purchase Agreement”). The Stock Purchase Agreement notes payable bear interest at a 5% annual rate and mature on December 12, 2022. The interest under the notes is payable in arrears on the first day of each calendar quarter or, at the Company’s option, in shares of common stock of the Company, at a price reflecting market value. Interest of $508,000 due under the agreement is offset due to the termination of a Credit Facility Letter Agreement with Clinton Special Opportunities Fund LLC (“CSO”), a related party. See Note 13 – Related Party Transactions for more information.

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

Also on July 21, 2020, the Company borrowed $11.0 million from ESW, the proceeds of which were applied, among other things, to finance the transactions referred to in the preceding paragraph and the Company’s purchase of Orix’s shares of AEC, as described below. The loan was due January 20, 2021, with $1,100,000 interest. Also, AEC granted to ESW a security interest in all of AEC’s assets, pursuant to the ESW Loan Agreement, which, in addition to customary representations and warranties and covenants, prohibits AEC from entering into any agreement without ESW’s consent, or, subject to exceptions, incur or prepay any indebtedness, incur any liens, or make distributions on or payments with respect to its shares, and requires AEC to maintain at least $500,000 in cash or cash equivalents in controlled accounts. ESW may accelerate the loan upon a payment default; covenant default, in some cases after notice; a material adverse change in AEC’s business, assets, financial condition, ability to repay the loan, or in the perfection, value, or priority of ESW’s security interests in AEC’s assets; attachment of a material part of AEC’s assets; AEC’s or the Company’s insolvency; AEC’s default in its obligations under other agreements totaling $100,000 or more; AEC’s incurring judgments or settlements totaling $100,000 or more; or a change in AEC’s ownership; or if any material representation by AEC under the ESW Loan Agreement is untrue. The ESW Loan Agreement provides that, in event of AEC’s default other than for a material representation, AEC and ESW will act in good faith to effect a reorganization of AEC in bankruptcy, pursuant to which ESW acquires from the Company all equity in AEC and certain of its assets, and AEC’s cash, shares of its subsidiaries, including Sport-BLX, Inc., and a right to use AEC software and intellectual property in connection with the sports industry are distributed to the Company. Within the agreement, ESW agreed to provide $8.5 million to the bankruptcy estate to cover costs of administering the AEC bankruptcy case and to satisfy the claims of valid creditors, with any residual funds to be paid to GlassBridge. In connection with the ESW Loan Agreement, pursuant to a Limited Recourse Stock Pledge Agreement, the Company pledged to ESW all of the Company’s AEC stock and 30% of the outstanding stock of SportBLX, and, pursuant to a Subscription Agreement, ESW purchased 100 shares of AEC’s Series A Preferred Stock for a total purchase price of $25,000. Upon any liquidation, dissolution, or winding up of AEC, each holder of Series A Preferred Stock is entitled to a liquidation preference of $1,500 per share and no more. Holders of Series A Preferred Stock vote together with holders of common stock on all matters, and each share of Series A Preferred Stock entitles the holder to one vote.

In January 2021, AEC received notice from ESW that Adara had defaulted on its obligation under the ESW Loan Agreement. On April 22, 2021, AEC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. As part of AEC’s prepackaged Chapter 11 plan of reorganization, which became effective on June 15, 2021, GlassBridge received a release of its guaranty obligations to ESW.

In connection with the Chapter 11 reorganization, the Company received $325,000 from ESW in the form of a debtor-in-possession loan. The debtor-in-possession loan is included in the bankruptcy estate and not a liability of the Company.

On May 5, 2020, the Company received funds under the Bank Loan from the Bank in the aggregate amount of $374,065, pursuant to the PPP, under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Bank Loan, which was in the form of a note, dated April 30, 2020, issued to the Bank, matures on April 30, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 30, 2020. The note may be prepaid by the Company at any time prior to maturity, with no prepayment penalties. Under the terms of the PPP, certain amounts of the Bank Loan may be forgiven as long as the Company uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities. The Company used the entire Bank Loan amount for qualifying expenses and, on June 30, 2021, received notice that the Bank Loan was forgiven in full.

Other related parties notes payable of $0.2 million is comprised of Demand Notes-4 and -5 described below.

On June 30, 2020, SportBLX issued an unsecured demand note to CSO in the aggregate principal amount of $150,000 (the “Demand Note-4”). The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of June 30, 2021, SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued an unsecured demand note to Mr. De Perio, a related party, in the aggregate principal amount of $40,000 (the “Demand Note-5”). The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of demand by Mr. De Perio or July 1, 2021. As of June 30, 2021, SportBLX borrowed $40,000 under the Demand Note-5.

Scheduled maturities of the Company’s long-term debt, as they exist as of June 30, 2021, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2021	$0.4
2022	17.6
2023	—
2024	—
2025	—
2026 and thereafter	—
Total	18.0

Note 7 — Stock-Based Compensation

We have stock-based compensation awards consisting of stock options under the 2011 Incentive Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, there are no remaining shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan. The Company did not have any stock-based compensation expense for the three and six months ended June 30, 2021 and 2020.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2020	1,360	$106.00
Outstanding June 30, 2021	1,360	$106.00
Exercisable as of June 30, 2021	1,068	$106.00

As of June 30, 2021, options to purchase 1,360 shares are outstanding and 1,068 shares are exercisable, and the aggregate intrinsic value of all outstanding stock options was $0.0 million. No options were granted or exercised during the six months ended June 30, 2021.

As of June 30, 2021, unrecognized compensation expense related to outstanding stock options was immaterial.

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

Note 9 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income (loss), excluding unusual or infrequently occurring discrete items. For the three months ended June 30, 2021, we recorded income tax from continuing operations of $0.0 million, on income of $11.4 million. For the three months ended June 30, 2020, we recorded income tax from continuing operations of $0.0, million on a loss of $1.8 million. The effective income tax rate for the three months ended June 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

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

The Company did not purchase any shares during the three and six months ended June 30, 2021. Since the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million, and, as of June 30, 2021, we had remaining authorization to repurchase 1,720 additional shares.

As of June 30, 2021 and December 31, 2020, the Company has 2,927 shares of treasury stock, acquired at an average price of $8,496.47 per share.

Note 11 — Segment Information

As of June 30, 2021, the asset management business and sports technology platform are our reportable segments.

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

Net revenue, operating loss from operations and assets by segment were as follows (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Net revenue
Asset management business	$—	$—	$—	$—
Sports technology platform	—	0.3	—	0.3
Total net revenue	—	0.3	—	0.3
Operating income (loss) from operations
Asset management business	(0.8)	(1.2)	(2.0)	(2.3)
Sports technology platform	(0.4)	(0.2)	(0.5)	(0.7)
Total segment operating loss	(1.2)	(1.4)	(2.5)	(3.0)
Corporate and unallocated	(0.6)	(0.3)	(0.7)	(0.8)
Total operating loss	(1.8)	(1.7)	(3.2)	(3.8)
Interest expense	(0.8)	(0.6)	(1.7)	(1.1)
Realized income (loss) on investments	(0.2)	0.5	(0.2)	(1.7)
Gain on Chapter 11 reorganization	13.8	—	13.8	—
Bank Loan forgiveness	0.4	—	0.4	—
Defined benefit plan adjustment	—	—	—	(8.5)
Other income, net	—	—	—	0.1
Income (loss) from operations before income taxes	$11.4	$(1.8)	$9.1	$(15.0)

	June 30,
	2021	December 31,
(In millions)	(unaudited)	2020
Assets
Asset management business	$13.7	$15.8
Sports technology platform	8.3	8.4
Total segment assets	22.0	24.2
Corporate and unallocated	0.2	1.2
Total consolidated assets	$22.2	$25.4

Note 12 — Litigation, Commitments and Contingencies

The Company may be a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of November 2, 2021, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of June 30, 2021 and December 31, 2020, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us to liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of June 30, 2021. Compliance with environmental regulations has not had a material adverse effect on our financial results.

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

As of June 30, 2021, the Company paid Clinton $2,400,000 under the Amended Services Agreement and the Management Service Agreement, recorded $0 and $312,500 within “Selling, general and administrative” in our Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020, respectively.

On June 5, 2020, SportBLX entered into a subscription agreement (the “Securities Subscription”) with S-BLX Securities for SportBLX’s proprietary sports-based alternative asset trading platform (the “Platform”), via which the customer, Securities, may issue sports-related securities that are tradeable by investors. Mr. Hall and Mr. De Perio own 65.5% and 28.1% of Securities, respectively. As consideration for the Securities Subscription, SportBLX received a one-time upfront subscription fee of $150,000 and will receive a monthly subscription fee of $100,000 during the first year of the contract. The fee increases to $137,500, monthly, for the remaining year of the initial term. Thereafter, upon renewal, SportBLX may increase the fee by an amount not to exceed five percent of the previous year’s fee. The agreement also provides fees of $75,000 for each new tradable asset listed by the customer on the Platform. The Securities Subscription is effective for a two-year term and automatically renews for consecutive one-year renewal terms unless either party provides notice to the other party of its intention not to renew prior to the end of the initial or renewal term. Either party may terminate the agreement for convenience upon 30 days’ notice to the other party. The Securities Subscription was terminated effective January 1, 2021.

On June 30, 2020, SportBLX issued Demand Note-4 to CSO in the aggregate principal amount of $150,000. The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of demand by CSO or July 1, 2021. As of June 30, 2021 SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued Demand Note-5 to Mr. De Perio in the aggregate principal amount of $40,000. The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of demand by Mr. De Perio or July 1, 2021. As of June 30, 2021, SportBLX borrowed $40,000 under the Demand Note-5.

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

On August 1, 2020, the Company entered into a Management Services Agreement to provide certain back office services, including accounting, treasury, payroll and benefits and other administration services to S-BLX Securities. The agreement has a six month initial term and will automatically renew for successive renewal terms of three months unless either party provides notice of nonrenewal. In exchange for the services, S-BLX Securities will pay the Company at a rate of $15,000 each month. As of June 30, 2021, the Company has not provided any significant services or billed S-BLX Securities under the agreement and does not have any related outstanding receivables.

On December 30, 2020, SportBLX paid $40,000 to Mr. Hall for the temporary use of office space during the Covid-19 pandemic.

As of June 30, 2021, SportBLX paid S-BLX Securities $165,000 for services in connection with the platform development.

As of June 30, 2021, SportBLX owns 6 shares of Series B Common Tokens of SportBLX Thoroughbreds Corp. (“SportBLX Thoroughbreds”), which represents 100% of the voting shares of SportBLX Thoroughbreds. At this time, the activity of SportBLX Thoroughbreds is immaterial and is not included in these Consolidated Financial Statements.

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

Also, on July 31, 2021, the Company assigned obligations owed to it from Sport-BLX, totaling $4,176,102.11, to Fintech Debt Corp., of which Mr. Hall and Mr. De Perio are controlling stockholders, for $400,000.

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

The Company is required to prepay the loan upon receiving proceeds from future indebtedness exceeding $5,000,000 (other than indebtedness that is junior to the loan), or if the Company issues any capital stock (provided that the Company is allowed to retain up to 20% of the proceeds from such issuance). The GHI Loan Agreement contains customary representations and warranties, covenants and events of default. Upon the occurrence of an event of default, the loan bears interest at a rate 5% above of the then-effective interest rate and, at GHI LLC’s option, is payable either in cash or in cash and shares of Company common stock, valued at market, equal to up to 10% of the outstanding principal amount of the loan. A default fee equal to 0.5% of the outstanding principal applies in the case of any default existing for 10 days or more.

In connection with the loan, the Company issued to GHI LLC, for $120,000, a Common Stock Purchase Warrant entitling GHI LLC to purchase 4.8% of GLAE’s outstanding common stock, at the price of $0.01 per share, and a second Common Stock Purchase Warrant entitling GHI LLC to purchase 5.2% of GLAE’s outstanding common stock, at the price of $169.62 per share. The second warrant is automatically canceled if the Company consummates a Sale Transaction that is sourced other than by GHI LLC or its affiliates. A “Sale Transaction” is a merger, consolidation, combination or similar transaction (in one or a series of related transactions), such that the beneficial owners of shares of Company common stock immediately prior to the transaction or transactions will, immediately after such transaction or transactions, beneficially own less than a majority of the shares of common stock or outstanding equity of the surviving corporation (on a fully diluted basis). Each warrant expires August 2, 2026, is exercisable on a net basis; entitles its holder to receive certain distributions on the Company’s common stock, as if the warrant had been exercised; and bears registration rights respecting the underlying common stock. The first warrant purports to give its holder voting rights, as if the warrant had been exercised. The sale was exempt from registration under the Securities Act pursuant to Sec. 4(a)(2), as not involving any public offering, because no general solicitation was involved, and GHI LLC is an accredited professional investor, which agreed to accept restricted securities. Also, in connection with the loan, the Company and GHI LLC entered into a consulting agreement, pursuant to which the Company will pay GHI LLC a $2,100,000 consulting fee, in three installments, by January 1, 2023.

The following unaudited pro forma condensed consolidated balance sheet for the six months ended June 30, 2021, which gives effect to the transactions described above has been prepared to give effect to the transactions as if they had been completed and entered into, respectively, on June 30, 2021.

The unaudited pro forma condensed consolidated balance sheet is for informational purposes only and is not necessarily indicative of what our financial performance or financial position would have been had the transactions been completed on the dates assumed nor is such unaudited pro forma financial information necessarily indicative of the results expected in any future period.

GLASSBRIDGE ENTERPRISES, INC.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited) (In millions, except per share amounts)

	June 30, 2021	New Lender		Hall / De Perio
	As Reported	Agreements		Agreements		Pro Forma
Assets
Current Assets:
Cash and cash equivalents	$0.8	$3.4	(a)	$(3.0)	(b)(c)	$1.2
Accounts receivable, net	0.1					0.1
Total current assets	0.9	3.4		(3.0)		1.3
Goodwill (provisional)	8.3					8.3
Arrive LLC long term investment	12.8					12.8
Other assets and other investments	0.2					0.2
Total assets	$22.2	$3.4		$(3.0)		$22.6
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1.6	$—		$—		$1.6
Note payable, new lender	—	3.2	(a)			3.2
Notes payable, related party	0.2			4.2	(c)	4.4
Accrued interest due to related party				0.4	(c)	0.4
Other current liabilities	1.1					1.1
Total current liabilities	2.9	3.2		4.6		10.7
Stock Purchase Agreement notes payable	17.6			(17.6)	(b)	—
Other liabilities	0.2					0.2
Total liabilities	20.7	3.2		(13.0)		10.9
Shareholders’ equity
Preferred stock	—					—
Common stock	—					—
Additional paid-in capital	1,059.6			10.0	(d)	1,069.6
Additional paid-in capital - Warrants		0.2	(a)			0.2
Accumulated deficit	(1,055.5)					(1,055.5)
Treasury stock, at cost	(24.9)					(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity	(20.8)	0.2		10.0		(10.6)
Noncontrolling interest	22.3					22.3
Total shareholders’ equity	1.5	0.2		10.0		11.7
Total liabilities and shareholders’ equity	$22.2	$3.4		$(3.0)		$22.6

Unaudited Pro Forma Condensed Balance Sheet Notes:

(a)	As a result of the GHI Loan Agreement, the Company received cash of $3.2 million, in exchange for a note payable and cash of $0.2 million, for Common Stock Purchase Warrants.
(b)	As a result of the Hall / De Perio agreements, the Company paid Mr. Hall and Mr. De Perio $3.4 million in satisfaction of the $17.6 million owed to them for the Stock Purchase Agreement notes payable.
(c)	Also as a result of the Hall / De Perio agreements, the Company assigned obligations owed to it from its 50.1% subsidiary, Sports-BLX, Inc., totaling $4.2 million, as well as accrued interest of $0.4 million, to Fintech Debt Corp., of which Mr. Hall and Mr. De Perio are controlling stockholders, for $400,000.
(d)	Net result of agreements (a), (b) and (c) to additional paid-in capital.

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

On October 1, 2019, the Company sold to Orix PTP Holdings, LLC (“Orix”), for $17,562,700, 20.1% of the outstanding stock of Adara, until then a Company wholly owned subsidiary, together with two promissory notes of Adara Enterprises, Inc. to the Company in total principal amount of $13,000,000. In July 2020, an Adara wholly owned subsidiary assumed the obligations under the notes, and the subsidiary was sold to George E. Hall (“Mr. Hall”), a related party, for $1.00, after the subsidiary had distributed to Adara all of the subsidiary’s assets, except for its general partnership interest in The Sports & Entertainment Fund, L.P., which holds a $17.8 million investment, and the related commodities pool operator registration and $1,790,000 in cash. Also, the Company repurchased the Adara shares from Orix and prepaid a $16 million note that it issued to Orix in March 2020 (the proceeds of which were invested in The Sports & Entertainment Fund, L.P.), together with $171,000 in interest. As a result of an in-kind distribution from Adara, the Company became the direct owner of GlassBridge Arrive Investor, LLC, which is the investment arm of Roc Nation, as well as of 50.1% of the outstanding shares of Sport-BLX, Inc., and preferred interests in the European levies claims. The Company financed the foregoing transactions, in part, from proceeds of an $11,000,000 loan (the “ESW Loan Agreement”) to Adara from ESW Holdings, LLC (“ESW”), which was due January 20, 2021, with $1,100,000 interest.

In January 2021, Adara received notice from ESW that Adara had defaulted on its obligation to pay at maturity all amounts due to ESW under the ESW Loan Agreement. The ESW Loan Agreement provided that, upon Adara’s default, Adara may elect to cooperate with ESW to effect a prearranged reorganization of Adara in bankruptcy, pursuant to which ESW would acquire all equity in Adara, as reorganized, and indirectly certain of Adara’s assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from Adara’s net operating losses.

Adara’s prepackaged Chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). On the Effective Date, ESW deposited $8.5 million, less $325,000 that ESW had previously funded in the form of a post-petition debtor-in-possession loan, into a distribution trust established pursuant to Adara’s Chapter 11 plan to fund the costs of administration associated with Adara’s bankruptcy case and to satisfy valid creditor claims. Neither GlassBridge nor Adara can predict at this time how much, if any, of the $8.5 million will remain after such creditor claims and other administrative expenses. Also on the Effective Date, by order of the Bankruptcy Court, GlassBridge shares of Adara were cancelled, and shares in reorganized Adara were issued as follows: 50% of the equity in reorganized Adara was issued to ESW, and the other 50% of the equity in reorganized Adara was issued to ESW’s affiliate, ESW Capital LLC. Finally, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW as well as a license to use AEC’s quantitative trading software in connection with the sports industry.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended June 30, 2021

●	Net revenue was $0.0 million for the three months ended June 30, 2021, compared to net revenue of $0.3 million for the three months ended June 30, 2020.

●	Operating loss was $1.8 and $1.7 million for the three months ended June 30, 2021 and 2020, respectively.

●	Basic and diluted income per share was $464.29 for the three months ended June 30, 2021, compared with basic and diluted loss per share of $59.37 for the same period last year.

Consolidated Results of Operations for the Six Months Ended June 30, 2021

●	Net revenue was $0.0 million for the six months ended June 30, 2021, compared to net revenue of $0.3 million in the same period last year.

●	Operating loss was $3.2 million for the six months ended June 30, 2021, compared to an operating loss of $3.8 million in the same period last year. This was a decrease of $0.6 million, primarily due to an effort to reduce overhead.

●	Basic and diluted income per share was $376.98 for the six months ended June 30, 2021, compared with basic and diluted loss per share of $567.06 for the same period last year.

Cash Flow/Financial Condition for the Six Months Ended June 30, 2021

●	Cash and cash equivalents totaled $0.8 million at June 30, 2021, compared with $1.3 million at December 31, 2020. The decrease in the cash balance of $0.5 million was primarily due to operating expenses.

Results of Operations

The following discussion relates to continuing operations unless indicated otherwise. “NM” means that the percentage amount is not meaningful.

Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Net revenue	$—	$0.3	(100.0)%	$—	$0.3	(100.0)%

Net revenue for the three and six months ended June 30, 2021 was $0.0 million, compared with net revenue of $0.3 million for the three and six months ended June 30, 2020.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Selling, general and administrative	$1.5	$2.0	(25.0)%	$2.9	$4.1	(29.3)%
As a percent of revenue	NM	666.7%		NM	1,366.7%

SG&A expense decreased for the three months ended June 30, 2021 by $0.5 million (or 25.0%), compared with the same period last year, primarily due to an effort to reduce overhead.

SG&A expense decreased for the six months ended June 30, 2021 by $1.2 million (or 29.3%), compared with the same period last year, primarily due to an effort to reduce overhead.

Operating Loss from Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Operating loss from operations	$(1.8)	$(1.7)	(5.9)%	$(3.2)	$(3.8)	(15.8)%
As a percent of revenue	NM	(566.7)%	NM		(1,266.7)%

Operating loss from operations was $1.8 and $1.7 million for the three months ended June 30, 2021 and 2020, respectively.

Operating loss from operations was $3.2 and $3.8 million for the six months ended June 30, 2021 and 2020, respectively. Operating loss from operations decreased by $0.6 million for the six months ended June 30, 2021, compared with the same period last year, primarily due to an effort to reduce overhead.

Other Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Interest expense	$(0.8)	$(0.6)	33.3%	$(1.7)	$(1.1)	54.5%
Realized income (loss) on investments	(0.2)	0.5	(140.0)%	(0.2)	(1.7)	88.2%
Gain on Chapter 11 reorganization	13.8	—	NM	13.8	—	NM
Bank Loan forgiveness	0.4	—	NM	0.4	—	NM
Defined benefit plan adjustment	—	—	NM	—	(8.5)	(100.0)%
Other income, net	—	—	NM	—	0.1	100.0%
Total other income (expense)	$13.2	$(0.1)	(13,300.0)%	$12.3	$(11.2)	(209.8)%
As a percent of revenue	NM	(33.3)%		NM	(3,733.3)%

Total other income for the three months ended June 30, 2021 was $13.2 million, compared to $0.1 million of other expense for the same period last year.

Total other income for the six months ended June 30, 2021 was $12.3 million, compared to $11.2 million of other expense for the same period last year.

Income Tax Provision

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Income tax benefit (provision)	$—	$—	NM	$—	$—	NM
Effective tax rate	0.0%	0.0%		0.0%	0.0%

Income tax for the three months ended June 30, 2021 and 2020 was $0.0 million, due to losses in the period or loss carryovers from prior periods.

Income tax for the six months ended June 30, 2021 and 2020 was $0.0 million, due to losses in the period or loss carryovers from prior periods.

Segment Results

The asset management business and the sports technology platform, SportBLX, are our two reportable segments as of June 30, 2021.

We evaluate segment performance based on revenue and operating loss. The operating loss reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts include costs that are not allocated to the business segments in management’s evaluation of segment performance, such as litigation settlement expense, corporate expense and other expenses.

Information related to our segments is as follows:

Asset Management Business

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Operating loss	$(0.8)	$(1.2)	(33.3)%	$(2.0)	$(2.3)	(13.0)%

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Sports Technology Platform

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Operating loss	$(0.4)	$(0.2)	100.0%	$(0.5)	$(0.7)	(28.6)%

The Company’s sports technology platform enables a marketplace for sports assets, focusing on American professional sports like basketball, baseball and football.

Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Corporate and unallocated operating loss	$(0.6)	$(0.3)	100.0%	$(0.7)	$(0.8)	(12.5)%

For the three months ended June 30, 2021, corporate and unallocated operating loss consists of $0.6 million of corporate general and administrative expenses, a 100.0% increase from the prior year.

For the six months ended June 30, 2021, corporate and unallocated operating loss consists of $0.7 million of corporate general and administrative expenses, a 12.5% decrease from the prior year.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and six months ended June 30, 2021.

Financial Position

Our cash and cash equivalents balance as of June 30, 2021 was $0.8 million, compared to $1.3 million as of December 31, 2020.

Our accounts payable balance as of June 30, 2021 was $1.6 million, compared to $1.8 million as of December 31, 2020.

Our other current liabilities balance as of June 30, 2021 was $1.1 million, compared to $1.8 million as of December 31, 2020.

Liquidity and Capital Resources

Cash Flows Provided by (Used in) Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2021	2020
Net income (loss)	$9.1	$(15.0)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.3	0.3
Gain on Chapter 11 reorganization	(13.8)	—
Bank Loan forgiveness	(0.4)	—
Loss on sale of investments	0.2	1.7
Defined benefit plan adjustment	—	8.5
Changes in operating assets and liabilities	2.1	1.4
Net cash used in operating activities	$(2.5)	$(3.1)

Cash used in operating activities was $2.5 million for the six months ended June 30, 2021, which was related to ordinary operating expenses. Cash used in operating activities was $3.1 million for the six months ended June 30, 2020, primarily due to the development of the operations of SportBLX and Adara.

Cash Flows Provided by Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2021	2020
Proceeds from sale of unsecured claims from related party pursuant to Chapter 11 reorganization	0.5	—
Collection of notes receivable from related party pursuant to Chapter 11 reorganization	0.7	—
Investment in securities	—	(10.1)
Net cash provided by (used in) investing activities	$1.2	$(10.1)

Investing activities for the six months ended June 30, 2021 included the sale of unsecured claims and the collection of notes receivable from related parties pursuant to the Chapter 11 reorganization. For the six months ended June 30, 2020, cash used in investing activities includes the purchase of securities for The Sports and Entertainment Fund, L.P.

Cash Flows Provided by Financing Activities:

	Three Months Ended
	June 30,
(Dollars in millions)	2021	2020
Proceeds from ESW debtor-in-possession note payable	0.3	—
Proceeds from Orix note payable	—	16.0
Proceeds from Bank Loan	—	0.4
Proceeds from other related parties notes payable	—	0.4
Net cash provided by financing activities	$0.3	$16.8

Cash provided by financing activities for the six months ended June 30, 2020 related to an Orix note payable, a note payable issued under the Paycheck Protection Program (the “Bank Loan”) and notes payable from other related parties. See Note 6 - Debt and Note 13 – Related Party Transactions for more information.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $0.8 million cash and cash equivalents on hand as of June 30, 2021.

We expect that our cash, in addition to asset monetization, will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2021, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021, the end of the period covered by this report, the Chief Executive Officer, Daniel Strauss, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended June 30, 2021, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of June 30, 2021, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
10.1	Agreement, dated July 31, 2021, among George E. Hall, Joseph A. De Period, and the Company
10.2	Demand Note Assignment, dated July 31, 2021, among the Company, Fintech Debt Corp., and Sport-BLX, Inc.
10.3	Term Loan and Security Agreement, dated August 2, 2021, among the Company, the guarantors party thereto, and Gazellek Holdings I, LLC
10.4	Consulting Agreement, dated August 2, 2021, among the Company and Gazellek Holdings I, LLC
10.5	Common Stock Purchase Warrant, No. W-1, dated August 2, 2021, issued to Gazellek Holdings I, LLC
10.6	Common Stock Purchase Warrant, No. W-2, dated August 2, 2021, issued to Gazellek Holdings I, LLC
10.7	Amended and Restated Employment Agreement, dated August 1, 2021, between the Company and Daniel Strauss
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date: November 2, 2021		/s/ Francis Ruchalski
	Name:	Francis Ruchalski
	Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

