Form 10-Q
period 2021-09-30
GlassBridge Enterprises, Inc.
filed 2021-11-15
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,170 shares of Common Stock, par value $0.01 per share, were outstanding as of October 29, 2021.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenue	$—	$0.4	$—	$0.7
Operating expenses:
Selling, general and administrative	3.3	3.0	6.2	7.1
Restructuring and other	—	—	0.3	—
Total operating expenses	3.3	3.0	6.5	7.1
Operating loss	(3.3)	(2.6)	(6.5)	(6.4)
Other income (expense):
Interest expense	(0.2)	(0.7)	(1.9)	(1.8)
Realized loss on investments	—	(0.1)	(0.2)	(1.8)
Gain on Chapter 11 reorganization (See Note 6 – Debt)	—	—	13.8	—
Bank Loan forgiveness (See Note 6 – Debt)	—	—	0.4	—
Defined benefit plan adjustment	—	—	—	(8.5)
Other income (expense), net	0.4	(0.1)	0.4	—
Total other income (expense)	0.2	(0.9)	12.5	(12.1)
Income (loss) from operations before income taxes	(3.1)	(3.5)	6.0	(18.5)
Income (loss) from operations	(3.1)	(3.5)	6.0	(18.5)
Net income (loss)	$(3.1)	$(3.5)	$6.0	$(18.5)
Less: Net loss attributable to noncontrolling interest	(0.3)	(0.2)	(0.7)	(0.9)
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$(2.8)	$(3.3)	$6.7	$(17.6)

Income (loss) per common share attributable to GlassBridge Enterprises, Inc. common shareholders — basic and diluted:
Net income (loss)	$(111.11)	$(131.13)	$265.87	$(698.19)

Weighted average common shares outstanding:
Basic and diluted (thousands)	25.2	25.2	25.2	25.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(3.1)	$(3.5)	$6.0	$(18.5)

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Reclassification of adjustment for defined benefit plans recorded in net loss	—	—	—	20.6
Total net pension adjustments	—	—	—	20.6

Total other comprehensive income, net of tax	—	—	—	20.6

Comprehensive income (loss)	$(3.1)	$(3.5)	$6.0	$2.1
Less: Comprehensive loss attributable to noncontrolling interest	(0.3)	(0.2)	(0.7)	(0.9)
Comprehensive income (loss) attributable to GlassBridge Enterprises, Inc.	$(2.8)	$(3.3)	$6.7	$3.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$1.3	$1.3
Accounts receivable, net	0.1	0.1
Other current assets	0.4	1.0
Total current assets	1.8	2.4
Property and equipment, net	—	1.5
Goodwill	8.3	8.3
Arrive LLC long term investment	12.8	12.8
Other assets and other investments	0.2	0.4
Total assets	$23.1	$25.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2.8	$1.8
Bankruptcy advance subject to clawback	2.0	—
Fintech note payable (See Note 6 – Debt and Note 13 – Related Party Transactions)	4.2	—
ESW note payable (See Note 6 – Debt)	—	11.0
Advance from related party (See Note 13 – Related Party Transactions)	0.1	0.2
Other related parties notes payable (See Note 13 – Related Party Transactions)	0.2	0.2
Other current liabilities	1.8	1.8
Total current liabilities	11.1	14.8
GHI LLC note payable (See Note 6 – Debt)	3.2	—
Stock Purchase Agreement notes payable (See Note 13 – Related Party Transactions)	—	17.6
Bank loan (See Note 6 – Debt)	—	0.4
Other liabilities	0.2	0.2
Total liabilities	14.5	33.0
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000, 28,097 issued at September 30, 2021; 28,097 issued at December 31, 2020	—	—
Additional paid-in capital	1,069.8	1,059.6
Accumulated deficit	(1,058.3)	(1,065.0)
Treasury stock, at cost: 2,927 shares at September 30, 2021; 2,927 shares at December 31, 2020	(24.9)	(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity	(13.4)	(30.3)
Noncontrolling interest	22.0	22.7
Total shareholders’ equity	8.6	(7.6)
Total liabilities and shareholders’ equity	$23.1	$25.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non- controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Equity
Balance as of December 31, 2020	28,097	$—	$1,059.6	$(1,065.0)	$—	2,927	$(24.9)	$22.7	$(7.6)
Net income (loss)				6.7				(0.7)	6.0
Sale of warrants			0.2						0.2
Extinguishment of Stock Purchase Agreement Notes Payable			10.0						10.0
Balance as of September 30, 2021	28,097	$—	$1,069.8	$(1,058.3)	$—	2,927	$(24.9)	$22.0	$8.6

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non- controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Deficit
Balance as of December 31, 2019	28,097	$—	$1,053.9	$(1,002.7)	$(20.6)	2,927	$(24.9)	$25.6	$31.3
Net income (loss)				(17.6)				(0.9)	(18.5)
Acquisition of noncontrolling interest of Adara Enterprises, Corp.			(3.0)					(1.6)	(4.6)
Disposition of Adara Asset Management to a related party			8.7						8.7
Pension adjustments, net of tax					20.6				20.6
Balance as of September 30, 2020	28,097	$—	$1,059.6	$(1,020.3)	$—	2,927	$(24.9)	$23.1	$37.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$6.0	$(18.5)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.3	0.5
Gain on Chapter 11 reorganization	(13.8)	—
Bank Loan forgiveness	(0.4)	—
Loss on sale of investments	0.2	1.8
Defined benefit plan adjustment	—	8.5
Changes in operating assets and liabilities	3.2	2.3
Net cash used in operating activities	(4.5)	(5.4)
Cash Flows from Investing Activities:
Proceeds from sale of unsecured claims from related party pursuant to Chapter 11 reorganization	0.5	—
Collection of notes receivable from related party pursuant to Chapter 11 reorganization	0.7	—
Proceeds received for the assignment of related party notes receivable and accrued interest receivable to Fintech Debt Corp	0.4	—
Purchase of property and equipment	—	(1.7)
Investment in Securities	—	(1.6)
Disbursement related to disposal group	—	(1.8)
Proceeds from fund distribution	—	2.0
Net cash provided by (used in) investing activities	1.6	(3.1)
Cash Flows from Financing Activities:
Proceeds from ESW debtor-in-possession note payable	0.3	—
Proceeds from GHI LLC note payable	3.2	—
Repayment of Stock Purchase Agreement Notes Payable	(3.4)	—
Proceeds from sale of warrants	0.2	—
Proceeds from advance from related party	0.1	—
Advance from bankruptcy trust subject to clawback	2.0	—
Proceeds from Orix note payable	—	16.0
Repayment of Orix note payable	—	(16.0)
Proceeds from ESW note payable	—	5.4
Proceeds from Bank Loan	—	0.4
Proceeds from other related parties notes payable	—	0.4
Net cash provided by financing activities	2.4	6.2

Net change in cash and cash equivalents	(0.5)	(2.3)
Cash, cash equivalents and restricted cash — beginning of period	1.8	5.5
Cash, cash equivalents and restricted cash — end of period (a)	$1.3	$3.2

Supplemental disclosures of cash paid (received) during the period:
Income taxes (net of refunds received)	$(0.6)	$(0.6)
Interest expense	0.6	—

Non-cash investing and financing activities during the period:
ESW note payable issued for the following:

Acquisition of Orix PTP Holdings, LLC’s 201 shares of AEC common stock	$—	$4.6
Payment of accrued interest to Orix PTP Holdings, LLC	—	0.8
Payment of deferred financing costs	—	0.2
Total non-cash related to ESW note payable	—	5.6
Disposition of AAM to a related party including Orix notes payable	—	10.5
Extinguishment of ESW note payable in Chapter 11 reorganization	(11.0)	$—
Extinguishment of debtor-in-possession loan in Chapter 11 reorganization	(0.3)	—
Forgiveness of Bank Loan	(0.4)	—
Extinguishment of Stock Purchase Agreement Notes Payable	(14.2)	—
Recognition of related party debt and accrued interest payable to Fintech Debt Corp.	4.6	—
Total non-cash investing and financing activities during the period	$21.3	$16.1

(a) The following table provides a reconciliation of cash, cash equivalents and restricted
Cash to amounts reported within the Condensed Consolidated Balance Sheets
Current Assets:
Cash and cash equivalents	$1.3	$2.0
Restricted cash in other current assets	—	1.2
Total cash, cash equivalents and restricted cash	$1.3	$3.2

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

The following table sets forth the computation of weighted average basic and diluted income per share (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, except for per share amounts)	2021	2020	2021	2020
Numerator:
Income (loss) from operations	$(3.1)	$(3.5)	$6.0	$(18.5)
Less: loss attributable to noncontrolling interest	(0.3)	(0.2)	(0.7)	(0.9)
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$(2.8)	$(3.3)	$6.7	$(17.6)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted (in thousands)	25.2	25.2	25.2	25.2

Income (loss) per common share attributable to GlassBridge Enterprises, Inc. common shareholders— basic and diluted:
Net income (loss)	$(111.11)	$(131.13)	$265.87	$(698.19)

Anti-dilutive shares excluded from calculation	0.0	0.0	0.0	0.0

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

Total assets, as of September 30, 2021, include a $12.8 million investment in Arrive. Historically, we accounted for such investments under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of September 30, 2021, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Other assets of $0.2 million, as of September 30, 2021, include a separate investment in Arrive. The Company uses the same method of accounting for this investment as its other investment in Arrive, described in the prior paragraph.

Other current liabilities, as of September 30, 2021, include accruals for payroll expense of $0.7 million. Other current liabilities, as of December 31, 2020, include accruals for interest expense of $1.2 million, of which $0.1 million is related party.

As of December 31, 2020, the Company had a note payable of $11.0 million to ESW. As part of AEC’s prepackaged Chapter 11 plan of reorganization which became effective on June 15, 2021, GlassBridge received a release of its guaranty obligations to ESW, and the note payable is no longer a liability of the Company.

As of December 31, 2020, the Company had a $0.4 million loan (“Bank Loan”) from Signature Bank (the “Bank”), pursuant to the Paycheck Protection Program (the “PPP”). On June 30, 2021, the Company received notice that the $0.4 million Bank Loan from the Bank was forgiven in full.

Stock purchase agreements as of December 31, 2020 include notes payable of $12.1 million and $5.5 million to George E. Hall and Joseph A. De Perio, respectively, for shares of SportBLX common stock. On July 31, 2021, Messrs. Hall and De Perio agreed to accept $2,354,736 and $1,060,264, respectively, from the Company in satisfaction of its obligations to them and the Company’s obligations under the Stock Purchase Agreement are paid in full as of the period ending September 30, 2021. See Note 13 – Related Party Transactions for additional information.

Note 5 — Goodwill

The goodwill balance was $8.3 million, as of September 30, 2021 and December 31, 2020. The goodwill is fully allocated to our sports technology platform, and there are no impairment indicators based on management’s assessment. The Company will monitor results and expected cash flows in the future to assess whether consideration of an impairment of goodwill may be necessary.

Note 6 — Debt

Debt and notes payable consists of the following:

	September 30,
	2021	December 31,
	(unaudited)	2020
	(In millions)
GHI LLC note payable	3.2	—
Fintech note payable (see Note 13 – Related Party Transactions)	4.2	—
Stock Purchase Agreement notes payable (see Note 13 – Related Party Transactions)	—	17.6
ESW note payable	—	11.0
Bank loan	—	0.4
Other related parties notes payable	0.2	0.2
Other liabilities	0.2	0.2
Total long term debt	7.8	29.4

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

On July 31, 2021, Messrs. Hall and De Perio agreed to accept $2,354,736 and $1,060,264, respectively, from the Company in satisfaction of its obligations to them in the amounts of $12,116,718 and $5,455,782, respectively. Accordingly, the Company’s obligations totaling $17.6 million under the Stock Purchase Agreement are now paid in full.

Also, on July 31, 2021, as part of the settlement of the Stock Purchase Agreement, the Company assigned obligations owed to it from Sport-BLX, totaling $4,176,102.11, to Fintech Debt Corp., of which Messrs. Hall and De Perio are controlling stockholders, for $400,000.

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

On June 30, 2020, SportBLX issued an unsecured demand note to CSO in the aggregate principal amount of $150,000 (the “Demand Note-4”). The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of September 30, 2021, SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued an unsecured demand note to Mr. De Perio, a related party, in the aggregate principal amount of $40,000 (the “Demand Note-5”). The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of demand by Mr. De Perio or July 1, 2021. As of September 30, 2021, SportBLX borrowed $40,000 under the Demand Note-5.

Scheduled maturities of the Company’s long-term debt, as they exist as of September 30, 2021, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2021	$4.4
2022	0.2
2023	—
2024	3.2
2025	—
2026 and thereafter	—
Total	7.8

Note 7 — Stock-Based Compensation

We have stock-based compensation awards consisting of stock options under the 2011 Incentive Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, there are no remaining shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan. The Company did not have any stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2020	1,360	$106.00
Outstanding September 30, 2021	1,360	$106.00
Exercisable as of September 30, 2021	1,163	$106.00

As of September 30, 2021, options to purchase 1,360 shares are outstanding and 1,163 shares are exercisable, and the aggregate intrinsic value of all outstanding stock options was $0.0 million. No options were granted or exercised during the nine months ended September 30, 2021.

As of September 30, 2021, unrecognized compensation expense related to outstanding stock options was immaterial.

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

Note 9 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income (loss), excluding unusual or infrequently occurring discrete items. For the three months ended September 30, 2021, we recorded income tax from continuing operations of $0.0 million, on income of $11.4 million. For the three months ended September 30, 2020, we recorded income tax from continuing operations of $0.0, million on a loss of $3.5 million. The effective income tax rate for the three months ended September 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

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

The Company did not purchase any shares during the three and nine months ended September 30, 2021. Since the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million, and, as of September 30, 2021, we had remaining authorization to repurchase 1,720 additional shares.

As of September 30, 2021 and December 31, 2020, the Company has 2,927 shares of treasury stock, acquired at an average price of $8,496.47 per share.

Stock Warrants

In connection with the GHI Loan Agreement, the Company issued to GHI LLC, for $120,000, a Common Stock Purchase Warrant entitling GHI LLC to purchase 4.8% of GLAE’s outstanding common stock, at the price of $0.01 per share, and a second Common Stock Purchase Warrant entitling GHI LLC to purchase 5.2% of GLAE’s outstanding common stock, at the price of $169.62 per share. The second warrant is automatically canceled if the Company consummates a Sale Transaction that is sourced other than by GHI LLC or its affiliates. A “Sale Transaction” is a merger, consolidation, combination or similar transaction (in one or a series of related transactions), such that the beneficial owners of shares of Company common stock immediately prior to the transaction or transactions will, immediately after such transaction or transactions, beneficially own less than a majority of the shares of common stock or outstanding equity of the surviving corporation (on a fully diluted basis). Each warrant expires August 2, 2026, is exercisable net of proceeds received; entitles its holder to receive certain distributions on the Company’s common stock, as if the warrant had been exercised; and bears registration rights respecting the underlying common stock. The first warrant purports to give its holder voting rights, as if the warrant had been exercised. The sale was exempt from registration under the Securities Act pursuant to Sec. 4(a)(2), as not involving any public offering, because no general solicitation was involved, and GHI LLC is an accredited professional investor, which agreed to accept restricted securities. See Note 6 – Debt for more information on the GHI Loan Agreement.

Note 11 — Segment Information

As of September 30, 2021, the asset management business and sports technology platform are our reportable segments.

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

Net revenue, operating loss from operations and assets by segment were as follows (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Net revenue
Asset management business	$—	$0.1	$—	$0.1
Sports technology platform	—	0.3	—	0.6
Total net revenue	—	0.4	—	0.7
Operating income (loss) from operations
Asset management business	—	(1.6)	(2.0)	(3.9)
Sports technology platform	(0.5)	(0.3)	(1.0)	(1.0)
Total segment operating loss	(0.5)	(1.9)	(3.0)	(4.9)
Corporate and unallocated	(2.8)	(0.7)	(3.5)	(1.5)
Total operating loss	(3.3)	(2.6)	(6.5)	(6.4)
Interest expense	(0.2)	(0.7)	(1.9)	(1.8)
Realized loss on investments	—	(0.1)	(0.2)	(1.8)
Gain on Chapter 11 reorganization	—	—	13.8	—
Bank Loan forgiveness	—	—	0.4	—
Defined benefit plan adjustment	—	—	—	(8.5)
Other income (expense), net	0.4	(0.1)	0.4	—
Income (loss) from operations before income taxes	$(3.1)	$(3.5)	$6.0	$(18.5)

	September 30,
	2021	December 31,
(In millions)	(unaudited)	2020
Assets
Asset management business	$13.2	$15.8
Sports technology platform	8.3	8.4
Total segment assets	21.5	24.2
Corporate and unallocated	1.6	1.2
Total consolidated assets	$23.1	$25.4

Note 12 — Litigation, Commitments and Contingencies

The Company may be a party, as either a sole or joint defendant or plaintiff, in various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of November 15, 2021, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of September 30, 2021 and December 31, 2020, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us to liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of September 30, 2021. Compliance with environmental regulations has not had a material adverse effect on our financial results.

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

As of September 30, 2021, the Company paid Clinton $2,400,000 under the Amended Services Agreement and the Management Service Agreement, recorded $0 and $312,500 within “Selling, general and administrative” in our Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020, respectively.

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

On June 30, 2020, SportBLX issued Demand Note-4 to CSO in the aggregate principal amount of $150,000. The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of demand by CSO or July 1, 2021. As of September 30, 2021 SportBLX borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued Demand Note-5 to Mr. De Perio in the aggregate principal amount of $40,000. The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of demand by Mr. De Perio or July 1, 2021. As of September 30, 2021, SportBLX borrowed $40,000 under the Demand Note-5.

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

On August 1, 2020, the Company entered into a Management Services Agreement to provide certain back office services, including accounting, treasury, payroll and benefits and other administration services to S-BLX Securities. The agreement has a six month initial term and will automatically renew for successive renewal terms of three months unless either party provides notice of nonrenewal. In exchange for the services, S-BLX Securities will pay the Company at a rate of $15,000 each month. As of September 30, 2021, the Company has not provided any significant services or billed S-BLX Securities under the agreement and does not have any related outstanding receivables.

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

Also on July 31, 2021, as part of the settlement of the Stock Purchase Agreement, the Company assigned obligations owed to it from Sport-BLX, totaling $4,176,102.11, to Fintech Debt Corp., of which Mr. Hall and Mr. De Perio are controlling stockholders, for $400,000. The Company is negotiating new terms for the obligation, as well as for Demand Note-4 and Demand Note-5, which matured on July 1, 2021.

The net gain on the settlement of the Stock Purchase Agreement and the assignment of obligations to Fintech Debt Corp. are related party gains, and as such, were recorded as equity transactions within the Condensed Consolidated Balances Sheets rather than recognized as income within the Condensed Consolidated Statements of Operations.

During the three months ended September 30, 2021, Mr. Hall advanced approximately $82,000 to SportBLX. Repayment terms have not been finalized.

As of September 30, 2021, SportBLX has paid $65,000 to Mr. Hall for the temporary use of office space during the Covid-19 pandemic, and recorded $25,000 and $0 within “Selling, general and administrative” in our Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, SportBLX paid S-BLX Securities $214,000 for services in connection with the platform development.

As of September 30, 2021, SportBLX owns 6 shares of Series B Common Tokens of SportBLX Thoroughbreds Corp. (“SportBLX Thoroughbreds”), which represents 100% of the voting shares of SportBLX Thoroughbreds. At this time, the activity of SportBLX Thoroughbreds is immaterial and is not included in these Consolidated Financial Statements.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended September 30, 2021

●	Net revenue was $0.0 million for the three months ended September 30, 2021, compared to net revenue of $0.4 million for the three months ended September 30, 2020.

●	Operating loss was $3.3 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively.

●	Basic and diluted loss per share was $111.11 for the three months ended September 30, 2021, compared with basic and diluted loss per share of $131.13 for the same period last year.

Consolidated Results of Operations for the Nine Months Ended September 30, 2021

●	Net revenue was $0.0 million for the nine months ended September 30, 2021, compared to net revenue of $0.7 million in the same period last year.

●	Operating loss was $6.5 million for the nine months ended September 30, 2021, compared to an operating loss of $6.4 million in the same period last year.

●	Basic and diluted income per share was $265.87 for the nine months ended September 30, 2021, compared with basic and diluted loss per share of $698.19 for the same period last year.

Cash Flow/Financial Condition for the Nine Months Ended September 30, 2021

●	Cash and cash equivalents totaled $1.3 million at September 30, 2021, compared with $1.3 million at December 31, 2020.

Results of Operations

The following discussion relates to continuing operations unless indicated otherwise. “NM” means that the percentage amount is not meaningful.

Net Revenue

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Net revenue	$—	$0.4	(100.0)%	$—	$0.7	(100.0)%

Net revenue for the three and nine months ended September 30, 2021 was $0.0 million, compared with net revenue of $0.4 million and $0.7 million for the three and nine months ended September 30, 2020, respectively.

Selling, General and Administrative (“SG&A”)

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Selling, general and administrative	$3.3	$3.0	10.0%	$6.2	$7.1	(12.7)%
As a percent of revenue	NM	750.0%		NM	1,014.3%

SG&A expense increased for the three months ended September 30, 2021 by $0.3 million (or 10.0%), compared with the same period last year, primarily due to the consulting agreement signed with GHI LLC.

SG&A expense decreased for the nine months ended September 30, 2021 by $0.9 million (or 12.7%), compared with the same period last year, primarily due to an effort to reduce overhead.

Restructuring

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Restructuring	$—	$—	NM	$0.3	$—	NM
As a percent of revenue	NM	NM		NM	NM

Restructuring expense of $0.3 million for the nine months ended September 30, 2021, was attributable to post petition fees in connection with the bankruptcy.

Operating Loss from Operations

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Operating loss from operations	$(3.3)	$(2.6)	26.9%	$(6.5)	$(6.4)	1.6%
As a percent of revenue	NM	(650.0)%		NM	(914.3)%

Operating loss from operations was $3.3 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively. Operating loss from operations increased by $0.7 million compared to the same period last year, primarily due to the consulting agreement signed with GHI LLC, partially offset by an effort to reduce overhead.

Operating loss from operations was $6.5 and $6.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Other Expense

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Interest expense	$(0.2)	$(0.7)	(71.4)%	$(1.9)	$(1.8)	5.6%
Realized loss on investments	—	(0.1)	(100.0)%	(0.2)	(1.8)	(88.9)%
Gain on Chapter 11 reorganization	—	—	NM	13.8	—	NM
Bank Loan forgiveness	—	—	NM	0.4	—	NM
Defined benefit plan adjustment	—	—	NM	—	(8.5)	(100.0)%
Other income (expense), net	0.4	(0.1)	500.0%	0.4	—	NM
Total other income (expense)	$0.2	$(0.9)	122.2%	$12.5	$(12.1)	203.3%
As a percent of revenue	NM	(225.0)%		NM	(1,728.6)%

Total other income for the three months ended September 30, 2021 was $0.2 million, compared to $0.9 million of other expense for the same period last year.

Total other income for the nine months ended September 30, 2021 was $12.5 million, compared to $12.1 million of other expense for the same period last year.

Income Tax Provision

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Income tax benefit (provision)	$—	$—	NM	$—	$—	NM
Effective tax rate	0.0%	0.0%		0.0%	0.0%

Income tax for the three months ended September 30, 2021 and 2020 was $0.0 million, due to losses in the period or loss carryovers from prior periods.

Income tax for the nine months ended September 30, 2021 and 2020 was $0.0 million, due to losses in the period or loss carryovers from prior periods.

Segment Results

The asset management business and the sports technology platform, SportBLX, are our two reportable segments as of September 30, 2021.

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

Information related to our segments is as follows:

Asset Management Business

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Operating loss	$—	$(1.6)	(100.0)%	$(2.0)	$(3.9)	(48.7)%

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Sports Technology Platform

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Operating loss	$(0.5)	$(0.3)	66.7%	$(1.0)	$(1.0)	0.0%

The Company’s sports technology platform enables a marketplace for sports assets, focusing on American professional sports like basketball, baseball and football.

Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Corporate and unallocated operating loss	$(2.8)	$(0.7)	300.0%	$(3.5)	$(1.5)	133.3%

For the three months ended September 30, 2021, corporate and unallocated operating loss consists of $2.8 million of corporate general and administrative expenses, a 300.0% increase from the prior year.

For the nine months ended September 30, 2021, corporate and unallocated operating loss consists of $3.5 million of corporate general and administrative expenses, a 133.3% increase from the prior year.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and nine months ended September 30, 2021.

Financial Position

Our cash and cash equivalents balance as of September 30, 2021 was $1.3 million, compared to $1.3 million as of December 31, 2020.

Our accounts payable balance as of September 30, 2021 was $2.8 million, compared to $1.8 million as of December 31, 2020

Our current liabilities as of September 30, 2021 include $2.0 million for a bankruptcy advance subject to clawback, a $4.2 million note payable and $0.3 million of related party obligations.

Our other current liabilities balance as of September 30, 2021 was $1.8 million, compared to $1.8 million as of December 31, 2020.

Liquidity and Capital Resources

Cash Flows Provided by (Used in) Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2021	2020
Net income (loss)	$6.0	$(18.5)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.3	0.5
Gain on Chapter 11 reorganization	(13.8)	—
Bank Loan forgiveness	(0.4)	—
Loss on sale of investments	0.2	1.8
Defined benefit plan adjustment	—	8.5
Changes in operating assets and liabilities	3.2	2.3
Net cash used in operating activities	$(4.5)	$(5.4)

Cash used in operating activities was $4.4 million for the nine months ended September 30, 2021, which was related to a consulting agreement signed with GHI LLC and ordinary operating expenses. Cash used in operating activities was $5.4 million for the nine months ended September 30, 2020, primarily due to the development of the operations of SportBLX and Adara.

Cash Flows Provided by Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2021	2020
Proceeds from sale of unsecured claims from related party pursuant to Chapter 11 reorganization	0.5	—
Collection of notes receivable from related party pursuant to Chapter 11 reorganization	0.7	—
Proceeds received for the assignment of related party notes receivable and accrued interest receivable to Fintech Debt Corp	0.4	—
Purchase of property and equipment	—	(1.7)
Investment in securities	—	(1.6)
Disbursement related to disposal group	—	(1.8)
Proceeds from fund distribution	—	2.0
Net cash provided by (used in) investing activities	$1.6	$(3.1)

Investing activities for the nine months ended September 30, 2021 included the sale of unsecured claims and the collection of notes receivable from related parties pursuant to the Chapter 11 reorganization. Also included are proceeds from the assignment of related party notes receivable and accrued interest receivable. For the nine months ended September 30, 2020, cash used in investing activities includes expenditures in connection with the ESW, George Hall and Orix transactions in July 2020. These include a $1.7 million purchase of software and a $1.8 million contribution to AAM which was disposed of during the quarter.

Cash Flows Provided by Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2021	2020
Proceeds from ESW debtor-in-possession note payable	0.3	—
Proceeds from GHI LLC note payable	3.2	—
Payment to satisfy in full the Stock Purchase Agreement Notes Payable	(3.4)	—
Proceeds from sale of warrants	0.2	—
Proceeds from advance from related party	0.1	—
Advance from bankruptcy trust subject to clawback	2.0	—
Proceeds from Orix note payable	—	16.0
Repayment of Orix note payable	—	(16.0)
Proceeds from ESW note payable	—	5.4
Proceeds from Bank Loan	—	0.4
Proceeds from other related parties notes payable	—	0.4
Net cash provided by financing activities	$2.4	$6.2

Cash provided by financing activities for the nine months ended September 30, 2021 related to proceeds from a debtor-in-possession note payable, the GHI LLC note payable and the sale of warrants, an advance by Mr. Hall to SportBLX and an advance from the bankruptcy trust, subject to clawback, offset by payments to satisfy the Stock Purchase Agreement notes payable.

Cash provided by financing activities for the nine months ended September 30, 2020 related to an Orix note payable, a note payable issued under the Paycheck Protection Program (the “Bank Loan”) and notes payable from other related parties. See Note 6 - Debt and Note 13 – Related Party Transactions for more information.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $1.3 million cash and cash equivalents on hand as of September 30, 2021.

We expect that our cash, in addition to asset monetization, will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Off Balance Sheet Arrangements

As of September 30, 2021, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021, the end of the period covered by this report, the Chief Executive Officer, Daniel Strauss, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended September 30, 2021, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of September 30, 2021, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date: November 15, 2021		/s/ Francis Ruchalski
	Name:	Francis Ruchalski
	Title:	Chief Financial Officer
(duly authorized officer and principal financial officer)

