Form 10-K
period 2021-12-31
GlassBridge Enterprises, Inc.
filed 2022-03-31
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-14310

GLASSBRIDGE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 East 50th Street, FL7 New York, New York (Address of principal executive offices)	10022 (Zip Code)

(212) 220-3300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked price of $84.00 as reported on OTCMarkets on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1.4 million.

The number of shares outstanding of the registrant’s common stock on February 28, 2022 was 25,170.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLASSBRIDGE ENTERPRISES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Cautionary Statements Regarding Forward-Looking Statements

We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-K, in our other filings with the U.S. Securities and Exchange Commission (“SEC”) and in our reports to shareholders.

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning the launch of our asset management business and related investment vehicles, strategic initiatives and potential acquisitions, the results of operations of our existing business lines, the impact of legal or regulatory matters on our business, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: the negative impacts of our delisting from the OTCQB, including reduced liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock; significant costs relating to pending and future litigation; our ability to attract and retain talented personnel; the structure or success of our participation in any joint investments; risks associated with any future acquisition or business opportunities; our need to consume resources in researching acquisitions, business opportunities or financings and capital market transactions; our ability to integrate additional businesses or technologies; the market price volatility of our common stock; our need to incur asset impairment charges for intangible assets and goodwill; our reliance on aging information systems and our ability to protect those systems against security breaches; changes in tax guidance and related interpretations and inspections by tax authorities; our ability to raise capital from third party investors for our asset management business; our ability to comply with extensive regulations relating to the launch and operation of our asset management business; our ability to compete in the intensely competitive asset management business; the performance of any investment funds we sponsor or accounts we manage; difficult market and economic conditions, including changes in interest rates and volatile equity and credit markets; our ability to achieve steady earnings growth on a quarterly basis in our asset management business; the significant demands placed on our resources and employees, and associated increases in expenses, risks and regulatory oversight, resulting from the potential growth of our asset management business; our ability to establish a favorable reputation for our asset management business; the lack of operating history of our asset manager subsidiary and any funds that we may sponsor; foreign currency fluctuations and negative or uncertain global or regional economic conditions as well as various factors set forth from time to time in Item 1A of this Form 10-K and from time to time in our filings with the SEC.

PART I

Item 1.	Business.

General

GlassBridge Enterprises, Inc. owns and operates an asset management business through various subsidiaries.

As used in this document, the terms “GlassBridge”, “the Company”, “we”, “us”, and “our” mean GlassBridge Enterprises, Inc. and its subsidiaries unless the context indicates otherwise.

Asset Management Business

The Company operates its private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

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

Sports Technology Platform

GlassBridge acquired its sports technology platform in 2019, by purchasing a controlling interest in Sport-BLX, Inc. (“SportBLX”), a financial technology company that enables a marketplace for sports assets.

On December 30, 2021 the Company completed the disposition of its entire interest in SportBLX, selling all of its shares to Fintech Debt Corp (“FDC”) for $137,038. FDC is controlled by George E. Hall and Joseph A. De Perio, who are beneficial owners of the Company.

Company History

GlassBridge was incorporated as Imation Corp. in Delaware in 1996, from the spin-off of substantially all of 3M Company’s data storage and imaging systems businesses. We changed our name to GlassBridge Enterprises, Inc. in 2017.

GlassBridge has, during recent periods, undergone significant changes. Until 2015, we primarily provided data storage and security solutions through our two legacy business segments. On August 16, 2018, the Company sold its Nexsan business. During 2019, the Company sold its international subsidiaries and acquired a controlling interest in SportBLX. On December 30, 2021, the Company sold its interest in SportBLX.

In July 2020, the Company and certain of its subsidiaries completed a series of transactions that resulted among other things, in the Company’s reacquiring shares of Adara Enterprises, Corp. (“Adara” or “AEC”) sold in October 2019; disposing of obligations incurred in connection with the sale; and entering into a Loan and Security Agreement (the “ESW Loan Agreement”).

In January 2021, Adara received notice from ESW that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under the ESW Loan Agreement. Pursuant to the ESW Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provided that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW would acquire all equity in AEC, as reorganized, and indirectly certain of AEC’s assets, most notably, property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from AEC’s net operating losses. In the loan agreement, ESW agreed to provide $8.5 million to the bankruptcy estate to cover costs of administering the AEC bankruptcy case and to satisfy the claims of valid creditors, with any residual funds to be paid to GlassBridge. The $8.5 million was to be paid upon the effectiveness of AEC’s Chapter 11 plan (less any amounts advanced to AEC in the form of a DIP loan) and maintained awaiting outside creditor claims.

AEC’s prepackaged Chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). Upon the occurrence of the Effective Date, ESW deposited $8.5 million, less $325,000 that ESW had previously funded in the form of a post-petition debtor-in-possession loan, into a distribution trust established pursuant to AEC’s Chapter 11 plan to fund the costs of administration associated with AEC’s bankruptcy case and to satisfy valid creditor claims. Also on the Effective Date, by order of the Bankruptcy Court, GlassBridge shares of AEC were canceled, and shares in reorganized AEC were issued to ESW and an affiliate. Finally, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW.

The Company received a distribution from the bankruptcy estate of $2,017,238, in September 2021, and final, additional distributions totaling $4,577,465 in December 2021.The total amount distributed to the Company from the bankruptcy estate was $6,594,703. As of December 31, 2021, there are no funds remaining in the bankruptcy estate.

Adara has historically been one of the subsidiaries through which the company has operated its asset management business. The Company, however, remains committed to its asset management business and holds various investments and assets, including Arrive LLC (“Arrive”), in other subsidiaries

At December 31, 2021, the Company employed 5 people.

Executive Officers

As of March 31, 2022, the company has two executive officers.

Daniel A. Strauss, age 37, is our Chief Executive Officer and principal executive officer. Mr. Strauss served as our Chief Operating Officer from March 2017 through December 2019. Mr. Strauss was a Portfolio Manager at Clinton Group Inc. (“Clinton”) from 2010 until 2019. Mr. Strauss was formerly a member of the board of directors of SportBLX, the Chief Executive Officer of Adara, and a member of the board of directors of Adara through June 2021. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity, through which he has developed a deep understanding of corporate finance and strategic planning activities. At Clinton, Mr. Strauss was responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss was responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co. as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions, from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC), from August 2011 until December 2015, and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School of Business at New York University.

Francis Ruchalski, CPA, age 58, is our Chief Financial Officer. Mr. Ruchalski is also currently the Chief Financial Officer of Clinton and a member of its board of directors. He has been employed by Clinton since 1997. In addition, Mr. Ruchalski was formerly the Chief Financial Officer of SportBLX, a member of its board of directors and a member of the board of directors for Adara. Prior to joining Clinton, Mr. Ruchalski was an audit manager with Anchin, Block & Anchin, LLP, a certified public accounting firm, from 1986 to 1997. Mr. Ruchalski’s responsibilities while with Anchin, Block & Anchin LLP included client auditing and financial and taxation planning. Mr. Ruchalski holds a bachelor of science in accounting from St. John’s University.

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

We evaluate assets on our balance sheet, including such intangible assets and goodwill, annually in connection with our fiscal year end reporting or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. The test for impairment of goodwill requires a comparison of the carrying value of the reporting unit for which goodwill is assigned with the fair value of the reporting unit calculated based on discounted future cash flows. If the carrying value of the reporting unit is greater than the fair value a second step is performed to calculate any impairment. As of December 31, 2020, the Company had remaining goodwill of approximately $8.3 million in connection with the acquisition of a controlling interest in SportBLX. As of December 31, 2021, the Company no longer has any intangible assets or goodwill as a result of the disposition of SportBLX in December 2021.

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

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, fund terms, fees, brand recognition and business reputation. Our asset management business competes with many domestic and global competitors that may provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial institutions. We expect that competition will continue to increase. A number of factors serve to increase our competitive risks:

●	a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

●	some of our funds may not perform as well as competitors’ funds or other available investment products;

●	several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;

●	some of our competitors may have lower costs of capital;

●	some of our competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

●	some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance expense than we do;

●	some of our competitors may have more flexibility than us in raising certain types of investment funds;

●	some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make;

●	some of our competitors may be more successful than we in the development and implementation of new technology to address investor demand for product and strategy innovation;

●	there are relatively few barriers to entry impeding new alternative asset fund management firms, and the successful efforts of new entrants into our various businesses is expected to continue to result in increased competition;

●	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;

●	some investors may prefer to invest with an investment manager that is not publicly traded or is of a different size; and

●	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

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

In an action removed, on February 14, 2022, from New York Supreme Court to the Southern District of New York, Cypress Holdings, III L.P. v. Sport-BLX, Inc. et al., 1:22-cv-01243-LGS (S.D.N.Y.), plaintiff Cypress Holdings, III L.P. purports to assert claims against SportBLX, the Company, Mr. Hall, and Mr. De Perio for securities fraud, RICO and related issues and seeks compensatory damages, punitive damages and attorneys’ fees, in connection with solicitations of investments in SportBLX. We have notified the Court that we believe that the complaint, as against the Company, is legally deficient and that we intend to seek dismissal.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2022, there were 25,170 shares of our common stock, $0.01 par value, outstanding and held by 42 shareholders of record.

Until May 21, 2021, our common stock traded on the OTCQB under the symbol “GLAE”. On May 21, 2021, OTCMarkets moved the Company’s common stock from the OTCQB market to Pink because we had not yet filed Form 10-K for 2020.

Over-the counter quotations reported by OTCMarkets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

No dividends were declared or paid during 2021 or 2020. Any future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

See Note 8 – Stock Based Compensation of Notes to Consolidated Financial Statements.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GlassBridge Enterprises, Inc. owns and operates an asset management business through various subsidiaries.

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

The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our subsidiaries. See, Notes to Consolidated Financial Statements—Note 2 - Summary of Significant Accounting Policies, for further information regarding consolidation. References to “GlassBridge,” the “Company,” “we,” “us” and “our” are to GlassBridge Enterprises Inc., and its subsidiaries and consolidated entities unless the context indicates otherwise. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Introduction

GlassBridge has, during recent periods, undergone significant changes. Until 2015, we primarily provided data storage and security solutions through our two legacy business segments. On August 16, 2018, the Company sold its Nexsan business. During 2019, the Company sold its international subsidiaries and acquired a controlling interest in SportBLX. On December 30, 2021, the Company sold its interest in SportBLX.

As a result of these transactions, the Company now operates a single segment, an asset management business.

In January 2021, Adara received notice from ESW that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under the ESW Loan Agreement. Pursuant to the ESW Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provided that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW acquires from GlassBridge all equity in AEC and certain of its assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from net operating losses, for consideration of $8,500,000, which amount would be used to satisfy the claims of all valid creditors and certain administrative expenses associated with the bankruptcy case, with all residual funds to be paid to GlassBridge. On April 22, 2021, AEC filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. AEC’s prepackaged chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021. On the effective date, ESW paid $8.5 million, less $325,000 that ESW had previously funded in the form of a postpetition debtor-in-possession loan to fund the costs of administration associated with AEC’s bankruptcy case. Also on the effective date, all shares in reorganized AEC were issued to ESW and an affiliate. In addition, GlassBridge received a release of its guaranty obligations to ESW.

The Company received a distribution from the bankruptcy estate of $2,017,238, in September 2021, and final, additional distributions totaling $4,577,465 in December 2021. The total amount distributed to the Company from the bankruptcy estate was $6,594,703. As of December 31, 2021, there are no funds remaining in the bankruptcy estate.

Adara has historically been one of the subsidiaries through which the company has operated its asset management business. The Company, however, remains committed to its asset management business and holds various investments and assets, including Arrive LLC (“Arrive”), in other subsidiaries

Executive Summary

Consolidated Results of Continuing Operations for the Year Ended December 31, 2021

●	Revenue of $0.1 million in 2021 was up $0.1 million compared with revenue of $0.0 million in 2020.

●	Selling, general and administrative expense was $6.0 million in 2021, down $0.7 million compared with $6.7 million in 2020. The decrease from prior year is primarily due to an effort to reduce overhead.

●	Operating loss from continuing operations was $6.2 million in 2021, compared to an operating loss of $6.7 million in 2020.

●	Other income was $19.2 million in 2021, compared with other expense of $12.9 million in 2020.

●	Income tax was $0.0 million in 2021 and 2020.

●	Basic and diluted income per share from continuing operations was $511.81 for 2021 compared with loss share of $782.16 for 2020.

Consolidated Cash Flow/Financial Condition for the Year Ended December 31, 2021

●	Cash and cash equivalents totaled $4.1 million as of December 31, 2021, compared with $1.3 million cash and cash equivalents at December 31, 2020.

●	Cash used in operating activities was $6.6 million in 2021 compared with cash used in operating activities of $7.5 million in 2020. Cash used in operating activities in 2021 was primarily related to corporate expenditures. Cash used in operating activities in 2020 was primarily related to the development of the operations of SportBLX and Adara.

●	Cash provided by investing activities was $8.6 million in 2021 compared with $2.4 million in 2020. Cash provided by investing activities in 2021 was primarily related to the distribution of funds from the bankruptcy trust. Cash used in investing activities in 2020 was primarily related to a $1.7 million purchase of software and a $1.8 million contribution to Adara Asset Management (“AAM”) which was disposed of during that year.

●	Cash provided by financing activities was $0.3 million in 2021 primarily from proceeds of the GHI note payable, compared with $6.2 million in 2020, primarily from proceeds of the ESW note payable.

See Analysis of Cash Flows section below for further information.

Results of Operations

Net Revenue

	Years Ended December 31,		Percent Change
	2021	2020	2021 vs. 2020
	(In millions)
Net revenue	$0.1	$—	NM

“NM” - Indicates the Percent Change is not meaningful

Net revenue was $0.1 million for the year ended December 31, 2021 and $0.0 million for the year ended December 31, 2020.

Selling, General and Administrative (SG&A)

	Years Ended December 31,		Percent Change
	2021	2020	2021 vs. 2020
	(In millions)
Selling, general and administrative	$6.0	$6.7	(10.4)%
As a percent of revenue	NM	NM

SG&A expense decreased in 2021 compared with 2020 by $0.7 million (or 10.4%) due to an effort to reduce overhead.

Restructuring

	Years Ended December 31,		Percent Change
	2021	2020	2021 vs. 2020
	(In millions)
Restructuring	$0.3	$—	NM
As a percent of revenue	300.0%	NM

Total restructuring expense was $0.3 million and $0.0 million, for the years ended December 31, 2021 and 2020, respectively. Restructuring expense of $0.3 million for the year ended December 31, 2021 was attributable to post petition fees in connection with the bankruptcy.

Operating Loss From Continuing Operations

	Years Ended December 31,		Percent Change
	2021	2020	2021 vs. 2020
	(In millions)
Operating loss	$(6.2)	$(6.7)	(7.5)%
As a percent of revenue	(6,200.0)%	NM

Operating loss from continuing operations of $6.2 million decreased in 2021 by $0.5 million, compared with an operating loss of $6.7 million in 2020.

Other Income and (Expense)

	Years Ended December 31,		Percent Change
	2021	2020	2021 vs. 2020
	(In millions)
Interest expense	$(2.0)	$(2.6)	(26.9)%
Gain on Chapter 11 reorganization	20.4	—	NM
Bank Loan forgiveness	0.4	—	NM
Realized loss on investments	—	(1.9)	(100.0)
Defined benefit plan adjustment	—	(8.5)	(100.0)
Other income (expense), net	0.4	0.1	1,000.0
Total other income (expense)	$19.2	$(12.9)	(248.8)%
As a percent of revenue	19,200.0%	NM

NM - Not meaningful

Total other income was $19.2 million in 2021, compared to other expense of $12.9 million in 2020. Other income in 2021 primarily related to the gain on Chapter 11 reorganization of Adara and forgiveness a note payable issued under the Paycheck Protection Program (the “Bank Loan”). Other expense in 2020 primarily related to the settlement of the Company’s pension liability.

Income Tax Benefit (Provision)

	Years Ended December 31,
	2021	2020
	(In millions)
Income tax benefit (provision)	$—	$—
Effective tax rate	NM	NM

NM - Not meaningful

The income tax provision was $0.0 million in 2021 and 2020. Because we maintain a valuation allowance related to our U.S. deferred tax assets, the tax provision generally represents discrete tax events that may occur from time to time.

As of December 31, 2021 and 2020, we had valuation allowances of $157.2 million and $232.0 million, respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain operating loss carryforwards, deferred tax deductions, capital loss carryforwards and tax credit carryforwards.

Income (loss) from discontinued operations

	For the Years Ended December 31,
	2021	2020
	(In millions)
Net revenue	—	0.5
Operating expenses:
Selling, general and administrative	1.1	2.2
Impairment of goodwill	—	42.3
Restructuring and other	(0.6)	(1.3)
Total operating expenses	0.5	43.2
Operating loss from discontinued operations	(0.5)	(42.7)
Other expense:
Interest expense	(0.2)	—
Total other expense	(0.2)	—
Loss from discontinued operations, before income taxes	(0.7)	(42.7)
Gain on sale and deconsolidation of discontinued business	16.7	—
Income tax	—	—
Income (loss) from discontinued operations, net of income taxes	$16.0	$(42.7)

Discontinued operations represent the results of operations from our Sports Technology Platform.

For the year ended December 31, 2020, loss from discontinued operations primarily relates to a goodwill impairment. During the fourth quarter of 2020, management engaged in a strategic and financial assessment of the Sports Technology Business. In assessing recoverability of the goodwill recorded as part of the purchase price allocation from the SportBLX acquisition, we compared the carrying amount of the goodwill with its implied fair value. To determine the estimated fair value, we used the cost approach, a valuation technique that involves determining the total asset value of a business and reducing that value by the amount of its outstanding liabilities. As a result of this assessment, we determined the carrying value of the goodwill exceeded its fair value. Consequently, we recorded an impairment charge of $42.3 million in the Consolidated Statements of Operations for the year ended December 31, 2020. The impairment of goodwill was driven by a number of factors affecting our Sports Technology Business in 2020 including, but not limited to, the outbreak of COVID-19 and its impact on sports globally, the performance of the business and its capital position.

Restructuring and other includes the net loss attributable to noncontrolling interest of $0.6 million for the year ended December 31, 2021 and $1.3 million or the year ended December 31, 2020. These amounts were reclassified to discontinued operations due to the sale of the Sports Technology Platform in the period ending December 31, 2021.

On December 30, 2021, in a series of transactions, the Company completed the disposition of its entire interest in SportBLX. As a result of these transactions, the Company recorded a net gain on the sale and deconsolidation of SportBLX of $16.7 million for the year ended December 31, 2021.

See Note 4 - Discontinued Operations in our Notes to Consolidated Financial Statements for more information.

Segment Results

With the sale of the Sport Technology Platform business on December 30, 2021, the asset management business is our only reportable segment as of December 31, 2021. Results from the Sports Technology Platform were reported within discontinued operations.

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

Information related to our segments is as follows:

Asset Management Business

	Years Ended December 31,		Percent Change
	2021	2020	2020 vs. 2019
	(In millions)
Net revenue	$0.1	$—	NM %
Operating loss	$(2.0)	$(5.2)	(61.5)%

As a percent of revenue	(2,000.0)%	NM

NM - Not meaningful

Revenue from our asset management business primarily consists of management and performance fees paid by the funds under our management.

Corporate and Unallocated

	Years Ended December 31,		Percent Change
	2021	2020	2021 vs. 2020
	(In millions)
Corporate and unallocated operating loss	$(4.2)	$(1.5)	180.0%
Restructuring and other	—	—	NM %
Total	$(4.2)	$(1.5)	180.0%

For the year ended December 31, 2021, the corporate and unallocated operating loss increased by $2.7 million compared to 2020. For the year ended December 31, 2021, the $0.3 million of restructuring expense presented on the Consolidated Statements of Operations was allocated to the Asset Management Business.

Financial Position

Our cash and cash equivalents balance, as of December 31, 2021, was $4.1 million, compared to cash of $1.3 million, as of December 31, 2020. See the Analysis of Cash Flows section below for more information.

Our accounts payable balance, as of December 31, 2021, was $1.1 million, a decrease of $0.1 million from $1.2 million, as of December 31, 2020.

Our other current liabilities balance, as of December 31, 2021, was $0.4 million, a decrease of $0.9 million from $1.3 million, as of December 31, 2020.

Liquidity and Capital Resources

Our primary sources of liquidity include our cash and cash equivalents. Our primary operating liquidity needs relate to our working capital and funding our operations.

We had $4.1 million cash on hand as of December 31, 2021.

Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $2.4 million and any cash shortfall associated with our businesses.

We expect that our cash, in addition to asset monetization, will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Restricted cash is related to contractual obligations or restricted by management and is included in other current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. The restricted cash balance in other current assets as of December 31, 2021 was $0.0 million and as of December 31, 2020 was $0.5 million.

Analysis of Cash Flows

Cash Flows Used in Operating Activities:

	Years Ended December 31,
	2021	2020
	(In millions)
Net income (loss)	$29.0	$(63.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(37.8)	53.5
Changes in operating assets and liabilities	2.2	2.6
Net cash used in operating activities	$(6.6)	$(7.5)

Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities for 2021 was primarily driven by corporate expenditures. Cash used in operating activities for 2020 was primarily driven the development of the operations of Adara.

Cash Flows (Used in) Investing Activities:

	Years Ended December 31,
	2021	2020
	(In millions)
Proceeds from sale of unsecured claims from related party pursuant to Chapter 11 reorganization	$0.5	$—
Proceeds from sale of platform code to a related party	0.2	—
Proceeds from sale of SportBLX to a related party	0.2	—
Collection of notes receivable from related party pursuant to Chapter 11 reorganization	0.7	—
Proceeds from bankruptcy trust pursuant to Chapter 11 reorganization	6.6	—
Proceeds received for the assignment of related party notes receivable and accrued interest to Fintech Debt Corp.	0.4	—
Purchase of property and equipment	—	(1.7)
Purchases of investments	—	(1.1)
Proceeds from sale of investments	—	0.2
Proceeds from fund distribution	—	2.0
Disbursement related to disposal group	—	(1.8)
Net cash (used in) investing activities	$8.6	$(2.4)

Cash used in investing activities in 2021 included proceeds distributed from the bankruptcy trust of $6.6 million and proceeds from related party transactions in connection with the disposition of SportBLX. See Note 6 – Debt and Note 14 - Related Party Transactions for more information. Cash provided by investing activities in 2020 was primarily related to expenditures in connection with the ESW, George Hall and Orix PTP Holdings, LLC (“Orix”) transactions in July 2020. These include a $1.7 million purchase of software and a $1.8 million contribution to AAM which was disposed of during the year.

Cash Flows Provided by Financing Activities:

	Years Ended December 31,
	2021	2020
	(In millions)
Proceeds from ESW debtor-in-possession note payable	$0.3	$—
Proceeds from GHI LLC note payable	3.3	—
Payment to satisfy in full the Stock Purchase Agreement notes payable	(3.4)	—
Payment to satisfy $1,500,000 of related party debt	(0.1)	—
Proceeds from sale of warrants	0.2	—
Proceeds from Orix notes payable	—	16.0
Repayment of Orix note payable	—	(16.0)
Proceeds from ESW note payable	—	5.4
Proceeds from Bank Loan	—	0.4
Proceeds from other related parties notes payable	—	0.4
Net cash provided by financing activities	$0.3	$6.2

Cash provided by financing activities in 2021 relates to a debtor-in-possession note payable, the GHI note payable and payments related to the Stock Purchase Agreement notes payable. Cash provided by financing activities in 2020 primarily relates an ESW note payable, the Bank Loan and notes payable from other related parties. See Note 6 – Debt and Note 14 – Related Party Transactions for more information.

No dividends were declared or paid during 2021 or 2020. Any future dividends are at the discretion of and subject to the approval of our Board.

Related Party Transactions

See Note 14 - Related Party Transactions in our Notes to Consolidated Financial Statements for information on related party transactions between the Company and GlassBridge’s Board of Directors and Executive Officers.

Off-Balance Sheet Arrangements

Other than the operating lease commitments discussed in Note 13 - Litigation, Commitments and Contingencies in the Notes to Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities.

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

We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Uncertain Tax Positions. Our income tax returns are subject to review by various taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the financial statements is that the position must more-likely-than-not be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized. At December 31, 2020 and 2021, our accrual related to uncertain tax positions and unrecognized tax benefits was $0.0 million.

Our U.S. federal income tax returns for 2018 through 2021 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of GlassBridge Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GlassBridge Enterprises, Inc. (the “Company”) at December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company maintains a significant investment in a private company. For investments in equity securities that do not to have a readily determinable fair value, the Company made the election to measure the securities it holds at amortized cost in accordance with ASC 321-10-35. The Company performed a qualitative assessment to determine whether its investment should be impaired due to any decline in fair value below cost.

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

Dallas, Texas
March 31, 2022

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
	(In millions, except per share amounts)
Net revenue	$0.1	$—
Operating expenses:
Selling, general and administrative	6.0	6.7
Restructuring and other	0.3	—
Total operating expenses	6.3	6.7
Operating loss from continuing operations	(6.2)	(6.7)
Other income (expense):
Interest expense	(2.0)	(2.6)
Gain on Chapter 11 reorganization	20.4	—
Bank Loan forgiveness	0.4	—
Realized loss on investments	—	(1.9)
Defined benefit plan adjustment	—	(8.5)
Other income (expense), net	0.4	0.1
Total other income (expense)	19.2	(12.9)
Income (loss) from continuing operations before income taxes	13.0	(19.6)
Income tax	—	—
Income (loss) from continuing operations	13.0	(19.6)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(0.7)	(42.7)
Gain on sale and deconsolidation of discontinued business, net of income taxes	16.7	—
Loss from discontinued operations, net of income taxes	16.0	(42.7)
Net Income	$29.0	$(62.3)

Earnings (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$511.81	$(782.16)
Discontinued operations	629.92	(1,690.61)
Net Earnings	$1,141.73	$(2,472.77)
Weighted average common shares outstanding:
Basic and diluted (in thousands)	25.4	25.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBIRDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2021	2020
	(In millions)
Net income (loss)	$29.0	$(62.3)

Net pension adjustments, net of tax:
Reclassification of adjustments for defined benefit plans recorded in net loss	—	20.6
Total net pension adjustments	—	20.6

Total other comprehensive income, net of tax	—	20.6

Comprehensive income (loss)	$29.0	$(41.7)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In millions, except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4.1	$1.3
Accounts receivable, net	0.1	0.1
Other current assets	—	1.0
Total current assets	4.2	2.4
Property and equipment, net	—	1.5
Arrive (See Note 5 –Supplemental Balance Sheet Information)	12.8	12.8
Other assets and other investments	0.2	0.3
Non-current assets of discontinued operations (See Note 4 – Discontinued Operations)	—	8.4
Total assets	$17.2	$25.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.1	$1.2
ESW note payable (See Note 6 – Debt)	—	11.0
Other current liabilities	0.4	1.3
Current liabilities of discontinued operations	—	1.3
Total current liabilities	1.5	14.8
GHI LLC note payable	3.4	—
Stock purchase agreement notes payable (See Note 6 – Debt and Note 14 – Related Party Transactions)	—	17.6
Bank loan (See Note 6 – Debt)	—	0.4
Other liabilities	0.2	0.2
Total liabilities	5.1	33.0
See Note 13 – Litigation, Commitments and Contingencies
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares	—	—
2021 – shares issued: 28,097, outstanding: 25,170
2020 – shares issued: 28,097, outstanding: 25,170
Additional paid-in capital	1,073.0	1,059.6
Accumulated deficit	(1,036.0)	(1,065.0)
Treasury stock, at cost 2,927 shares at December 31,2021; 2,927 shares at December 31, 2020	(24.9)	(24.9)
Total GlassBridge Enterprises, Inc. shareholders’ equity	12.1	(30.3)
Noncontrolling interest	—	22.7
Total shareholders’ equity	$12.1	$(7.6)
Total liabilities and shareholders’ equity	$17.2	$25.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	(Deficit)
	(In millions, except share amounts)
Balance as of December 31, 2019	28,097	$—	$1,053.9	$(1,002.7)	$(20.6)	2,927	$(24.9)	$25.6	$31.3
Net loss				(62.3)				(1.3)	(63.6)
Acquisition of noncontrolling interest of Adara Enterprises, Corp.			(3.0)					(1.6)	(4.6)
Disposition of Adara Asset Management to a related party			8.7						8.7
Pension adjustments, net of tax					20.6				20.6
Recognition of noncontrolling interest
Balance as of December 31, 2020	28,097	$—	$1,059.6	$(1,065.0)	$—	2,927	$(24.9)	$22.7	$(7.6)
Net income (loss)				29.0				(22.7)	6.3
Sale of warrants			0.2						0.2
Extinguishment of Stock Purchase Agreement Notes Payable, related party			10.0						10.0
Extinguishment of related party debt			3.2						3.2
Balance as of December 31, 2021	28,097	$—	$1,073.0	$(1,036.0)	$—	2,927	$(24.9)	$—	$12.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$29.0	$(62.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.3	0.8
Goodwill impairment	—	42.3
Payment-in-Kind interest	0.1	—
Gain on Chapter 11 reorganization	(20.4)	—
Gain on sale and deconsolidation of SportBLX	(16.7)	—
Bank Loan forgiveness	(0.4)	—
Loss on sale of investments	—	1.9
Defined benefit plan adjustment	—	8.5
Change in non-controlling interest	(0.7)	(1.3)
Changes in operating assets and liabilities:
Accounts receivable	—	(0.2)
Prepaid expenses	—	0.3
Other current assets	0.4	0.6
Other assets	0.1	1.2
Accounts payable	0.1	(0.4)
Other current liabilities	—	—
Other liabilities	1.6	1.1
Net cash used in operating activities	(6.6)	(7.5)
Cash Flows from Investing Activities:
Proceeds from sale of unsecured claims from related party pursuant to Chapter 11 reorganization	0.5	—
Proceeds from sale of platform code to a related party	0.2	—
Proceeds from sale of SportBLX to a related party	0.2	—
Collection of notes receivable from related party pursuant to Chapter 11 reorganization	0.7	—
Proceeds from bankruptcy trust pursuant to Chapter 11 reorganization	6.6	—
Proceeds received for the assignment of related party notes receivable and accrued interest to Fintech Debt Corp	0.4	—
Purchase of property and equipment	—	(1.7)
Purchase of SportBLX	—	—
Purchase of investments	—	(1.1)
Proceeds from sale of investments	—	0.2
Proceeds from fund distribution	—	2.0
Disbursement related to disposal group	—	(1.8)
Net cash provided by (used in) investing activities	8.6	(2.4)
Cash Flows from Financing Activities:
Proceeds from ESW debtor-in-possession note payable	0.3	—
Proceeds from GHI LLC note payable	3.3	—
Payment to satisfy in full the Stock Purchase Agreement notes payable	(3.4)	—
Payment to satisfy $1,500,000 of related party debt	(0.1)	—
Proceeds from sale of warrants	0.2	—
Proceeds from Orix notes payable	—	16.0
Repayment of Orix note payable	—	(16.0)
Proceeds from ESW note payable	—	5.4
Proceeds from Bank Loan	—	0.4
Proceeds from other related parties notes payable	—	0.4
Net cash provided by financing activities	0.3	6.2
Net change in cash and cash equivalents	2.3	(3.7)
Cash, cash equivalents and restricted cash — beginning of year	1.8	5.5
Cash, cash equivalents and restricted cash — end of year (a)	$4.1	$1.8

Supplemental disclosures of cash paid during the period:
Income taxes (net of refunds received)	$(0.6)	$(0.6)
Interest expense	0.6	0.3

Non-cash investing and financing activities during the period:
ESW note payable issued for the following:
Acquisition of Orix PTP Holdings, LLC’s 201 shares of AEC common stock	$—	$4.6
Payment of accrued interest to Orix PTP Holdings, LLC	—	0.8
Payment of deferred financing costs	—	0.2
Total non-cash related to ESW note payable	—	5.6
Disposition of AAM to a related party including Orix notes payable	—	10.5
Extinguishment of ESW note payable in Chapter 11 reorganization	(11.0)	—
Extinguishment of debtor-in-possession loan in Chapter 11 reorganization	(0.3)	—
Forgiveness of Bank Loan	(0.4)	—
Extinguishment of Stock Purchase Agreement Notes Payable	(14.2)	—
Recognition of related party debt and accrued interest payable to Fintech Debt Corp.	4.6	—
Extinguishment of related party debt and accrued interest payable to Fintech Debt Corp.	(4.6)	—
Total non-cash investing and financing activities during the period	$(25.9)	$16.1

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets
Current assets:
Cash and cash equivalents	$4.1	$1.3
Restricted cash in other current assets	—	0.5
Total cash, cash equivalents and restricted cash	$4.1	$1.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation

Background

GlassBridge Enterprises, Inc. owns and operates an asset management business through various subsidiaries.

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

In July 2020, the Company and certain of its subsidiaries completed a series of transactions that resulted among other things, in the Company’s reacquiring shares of Adara Enterprises, Corp. (“Adara” or “AEC”) sold in October 2019; disposing of obligations incurred in connection with the sale; and entering into a Loan and Security Agreement (the “ESW Loan Agreement”).

In January 2021, Adara received notice from ESW that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under the ESW Loan Agreement. Pursuant to the ESW Loan Agreement, AEC had given to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s Sport-BLX, Inc. (“SportBLX”) stock. The Loan Agreement provided that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW would acquire from GlassBridge all equity in AEC, as reorganized, and certain of its assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from net operating losses, for consideration of $8,500,000, which amount would be used to satisfy the claims of all valid creditors and certain administrative expenses associated with the bankruptcy case, with all residual funds to be paid to GlassBridge. On April 22, 2021, AEC filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. AEC’s prepackaged chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). Upon the occurrence of the Effective Date, ESW paid $8.5 million in consideration, less $325,000 that ESW had previously funded in the form of a post-petition debtor-in-possession loan to AEC to fund the costs of administration associated with AEC’s bankruptcy case and to satisfy valid creditor claims Also on the Effective Date, by order of the Bankruptcy Court, GlassBridge shares of AEC were canceled, and shares in reorganized AEC were issued to ESW and an affiliate. In addition, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW.

The Company received a distribution from the bankruptcy estate of $2,017,238, in September 2021, and final, additional distributions totaling $4,577,465 in December 2021. The total amount distributed to the Company from the bankruptcy estate was $6,594,703. As of December 31, 2021, there are no funds remaining in the bankruptcy estate.

Adara has historically been one of the subsidiaries through which the company has operated its asset management business. The Company, however, remains committed to its asset management business and holds various investments and assets, including Arrive LLC (“Arrive”), in other subsidiaries.

On December 30, 2021 the Company completed the disposition of its entire interest in SportBLX, selling all of its shares to Fintech Debt Corp (“FDC”) for $137,038. FDC is controlled by George E. Hall and Joseph A. De Perio, who are beneficial owners of the Company.

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

The operating results of the Sports Technology Platform, are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our “Asset Management Business” as well as corporate expenses and activities not directly attributable to the Sports Technology Platform. Assets and liabilities directly associated with the Sports Technology Platform that are not part of our ongoing operations have been separately presented on the face of our Consolidated Balance Sheets for all periods presented. See Note 4 - Discontinued Operations for further information.

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

Restricted Cash. Cash related to contractual obligations or restricted by management for specific use is classified as restricted and is included in other current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. As of December 31, 2021, and December 31, 2020, we had $0.0 million and $0.5 million, respectively, of restricted cash included in other current assets which relates to the ESW note payable. Pursuant to the ESW Loan and Security Agreement, AEC is required to maintain at least $500,000 cash in controlled accounts.

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

In August 2018, the FASB issued ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans, which makes minor changes to the disclosure requirements related to defined benefit pension and other postretirement plans. The ASU requires a retrospective transition approach. For the Company, the ASU was effective as of January 1, 2021. There was no impact to the Company as it terminated and settled its only remaining plan in 2019.

Note 3 — Income (Loss) per Common Share

The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Years Ended December 31,
	2021	2020
	(In millions, except share and per share amounts)
Numerator:
Income (loss) from continuing operations	$13.0	$(19.6)
Loss from discontinued operations, net of income taxes	(0.7)	(42.7)
Gain on sale and deconsolidation of discontinued business, net of income taxes	16.7	—
Net income (loss)	$29.0	$(62.3)
Denominator:
Weighted average number of diluted shares outstanding during the period - basic and diluted (in thousands)	25.4	25.2

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$511.81	$(782.16)
Discontinued operations	629.92	(1,690.61)
Net income	$1,141.73	$(2,472.77)
Anti-dilutive shares excluded from calculation	—	—

Note 4 — Discontinued Operations

The Sports Technology Platform

On December 30, 2021, the Company completed a series of transactions for the purpose of disposing of its interest in SportBLX, as described below:

●	On December 21, 2021, SportBLX sold proprietary code to S-BLX Securities, a related party, for $225,000.

●	On December 24, 2021, SportBLX repurchased $1,500,000 of its debt from FDC, a related party, for $126,000. FDC is controlled by George E. Hall and Joseph A. De Perio, who are beneficial owners of the Company.

●	Finally, on December 30, 2021, the Company completed the disposition of its entire interest in SportBLX, selling all of its shares to FDC for $137,038.

As a result of these transactions, the Company recorded a net gain on the sale and deconsolidation of SportBLX of $16.7 million for the year ended December 31, 2021, the components of which are described in the table below.

(in millions)
Sale of proprietary code to S-BLX Securities	$0.2
Gain on repurchase of SportBLX debt from FDC	1.4
Sale of SportBLX to FDC
Proceeds	0.1
Basis in SportBLX	1.3
Goodwill	(8.3)
Non-controlling interest	22.0
Net gain on the sale and deconsolidation of SportBLX	16.7

Results of Discontinued Operations

The operating results for the Sports Technology Platform are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	For the Years Ended December 31,
	2021	2020
	(In millions)
Net revenue	—	0.5
Operating expenses:
Selling, general and administrative	1.1	2.2
Impairment of goodwill	—	42.3
Restructuring and other	(0.6)	(1.3)
Total operating expenses	0.5	43.2
Operating loss from discontinued operations	(0.5)	(42.7)
Other expense:
Interest expense	(0.2)	—
Total other expense	(0.2)	—
Loss from discontinued operations, before income taxes	(0.7)	(42.7)
Gain on sale and deconsolidation of discontinued business	16.7	—
Income tax	—	—
Income (loss) from discontinued operations, net of income taxes	$16.0	$(42.7)

For the year ended December 31, 2020, loss from discontinued operations primarily relates to the impairment of goodwill. During the fourth quarter of 2020, management engaged in a strategic and financial assessment of the Sports Technology Business. In assessing recoverability of the goodwill recorded as part of the purchase price allocation from the SportBLX acquisition, we compared the carrying amount of the goodwill with its implied fair value. To determine the estimated fair value, we used the cost approach, a valuation technique that involves determining the total asset value of a business and reducing that value by the amount of its outstanding liabilities. As a result of this assessment, we determined the carrying value of the goodwill exceeded its fair value. Consequently, we recorded an impairment charge of $42.3 million in the Consolidated Statements of Operations for the year ended December 31, 2020.

Restructuring and other includes the net loss attributable to the noncontrolling interest of $0.6 million for the year ended December 31, 2021 and $1.3 million or the year ended 0.4December 31, 2020. These amounts were reclassified to discontinued operations due to the sale of the Sports Technology Platform in the period ending December 31, 2021.

The income tax benefit related to discontinued operations was $0.0 million for the years ended December 31, 2021 and 2020, respectively. See Note 10 - Income Taxes for additional information.

Non-current assets of discontinued operations of $8.4 million as of December 31, 2020, consisted primarily of goodwill. Current liabilities of discontinued operations of $1.3 million as of December 31, 2020, included trade payables of $0.6 million, accrued payroll of $0.4 million and related party notes payable of $0.2 million.

Note 5 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided below.

Other current assets were $0.0 million as of December 31, 2021. Other current assets of $1.0 million as of December 31, 2020, consisted of restricted cash of $0.5 million and a minimum tax refund that was received in the first quarter of 2021.

Property and equipment consists of quantitative trading software purchased from GEH Capital, LLC (“GEH”), a related party. The asset is depreciated on a straight-line basis over a useful life of three years. Net property and equipment of $1.5 million as of December 31, 2020 consists of the purchased cost of $1.7 million less accumulated depreciation of $0.2 million. The residual values, useful life and depreciation method are reviewed at each financial year end to ensure that the amount, method and period of depreciation are consistent with previous estimates and the expected pattern of consumption of the future economic benefits embodied in the items of property and equipment. See Note 14 – Related Party Transactions for more information on the software purchase. An item of property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. The difference between the net disposal proceeds, if any and the net carrying amount is recognized in income statement.

In January 2021, AEC received notice from ESW that Adara had defaulted on its obligations under the ESW Loan Agreement. On April 22, 2021, AEC filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. As part of AEC’s prepackaged chapter 11 plan of reorganization which became effective on June 15, 2021, ESW acquired the Company’s interest in the quantitative trading software.

Total assets of as of December 31, 2021 and 2020 include a $12.8 million investment in Arrive. Historically, we accounted for such investment under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of December 31, 2021, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Other assets of $0.2 and $0.3 million as of December 31, 2021 and 2020, respectively, include a separate investment in Arrive.

Other current liabilities (included as a separate line item in our Consolidated Balance Sheets) include the following:

	December 31,
	2021	2020
	(In millions)
Accrued payroll	$0.2	$0.1
Other current liabilities	0.2	1.2
Total other current liabilities	$0.4	$1.3

Other current liabilities, as of December 31, 2021, include insurance and corporate liability accruals.

Other current liabilities, as of December 31, 2020, include accruals for interest expense of $1.2 million of which $0.1 million is related party.

Stock purchase agreements as of December 31, 2020, include notes payable of $12.1 million and $5.5 million to George E. Hall and Joseph A. De Perio, respectively, in conjunction with the Stock Purchase Agreement for shares of SportBLX common stock. See Note 6 – Debt and Note 14 – Related Party Transactions for additional information.

As of December 31, 2020, the Company had a note payable of $11.0 million to ESW and a $0.4 million bank loan from Signature Bank (“Bank Loan”) pursuant to the Paycheck Protection Program (the “PPP”). See Note 6 – Debt for additional information on the ESW note payable and the Bank Loan.

Note 6 — Debt

Debt and notes payable consists of the following:

	Years Ended December 31,
	2021	2020
	(In millions)
GHI LLC note payable	$3.4	$—
Stock purchase agreement notes payable (see Note 14 – Related Party Transactions)	—	17.6
ESW note payable	—	11.0
Bank loan	—	0.4
Other related parties notes payable	—	0.2
Other liabilities	0.2	0.2
Total long term debt	3.6	29.4

The Company entered into a Term Loan and Security Agreement (“GHI Loan Agreement”) with Gazellek Holdings I, LLC (“GHI LLC”), pursuant to which GHI LLC lent $3,450,000 to the Company on August 6, 2021. The loan bears in-kind interest at the annual rate of 7% and interest is compounded with, and added to the outstanding amount quarterly. The loan is secured by substantially all of the Company’s assets and those of all of its subsidiaries, which are required to guarantee the loan, and matures August 2, 2024.

The Company is required to prepay the loan upon receiving proceeds from future indebtedness exceeding $5,000,000 (other than indebtedness that is junior to the loan), or if the Company issues any capital stock (provided that the Company is allowed to retain up to 20% of the proceeds from such issuance). The GHI Loan Agreement contains customary representations and warranties, covenants and events of default. Upon the occurrence of an event of default, the loan bears interest at a rate 5% above of the then-effective interest rate and, at GHI LLC’s option, is payable either in cash or in cash and shares of Company common stock, valued at market, equal to up to 10% of the outstanding principal amount of the loan. A default fee equal to 0.5% of the outstanding principal applies if any default exists for 10 days or more.

In 2019, the Company purchased from Messrs. Hall and De Perio, both of whom are related parties, shares of SportBLX common stock in exchange for cash and promissory notes (the “Stock Purchase Agreement”). The Stock Purchase Agreement notes payable bear interest at a 5% annual rate and mature on December 12, 2022. The interest under the notes is payable in arrears on the first day of each calendar quarter or, at the Company’s option, in shares of common stock of the Company, at a price reflecting market value. Interest of $508,000 due under the agreement is offset due to the termination of a Credit Facility Letter Agreement with Clinton Special Opportunities Fund LLC (“CSO”), a related party. See Note 14 – Related Party Transactions for more information.

On July 31, 2021, Messrs. Hall and De Perio agreed to accept $2,354,736 and $1,060,264, respectively, from the Company in satisfaction of its obligations to them under the notes, in the amounts of $12,116,718 and $5,455,782, respectively. Accordingly, the Company’s obligations totaling $17.6 million under the Stock Purchase Agreement have been paid in full.

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

Also on July 21, 2020, the Company borrowed $11.0 million from ESW, the proceeds of which were applied, among other things, to finance the transactions referred to in the preceding paragraph and the Company’s purchase of Orix’s shares of AEC, as described below. The loan was due January 20, 2021, with $1,100,000 interest. Also, AEC granted to ESW a security interest in all of AEC’s assets, pursuant to the ESW Loan Agreement, which, in addition to customary representations and warranties and covenants, prohibits AEC from entering into any agreement without ESW’s consent, or, subject to exceptions, incur or prepay any indebtedness, incur any liens, or make distributions on or payments with respect to its shares, and requires AEC to maintain at least $500,000 in cash or cash equivalents in controlled accounts. ESW may accelerate the loan upon a payment default; covenant default, in some cases after notice; a material adverse change in AEC’s business, assets, financial condition, ability to repay the loan, or in the perfection, value, or priority of ESW’s security interests in AEC’s assets; attachment of a material part of AEC’s assets; AEC’s or the Company’s insolvency; AEC’s default in its obligations under other agreements totaling $100,000 or more; AEC’s incurring judgments or settlements totaling $100,000 or more; or a change in AEC’s ownership; or if any material representation by AEC under the ESW Loan Agreement is untrue. The ESW Loan Agreement provides that, in event of AEC’s default other than for a material representation, AEC and ESW will act in good faith to effect a reorganization of AEC in bankruptcy, pursuant to which ESW acquires from the Company all equity in AEC and certain of its assets, and AEC’s cash, shares of its subsidiaries, including Sport-BLX, Inc., and a right to use AEC software and intellectual property in connection with the sports industry are distributed to the Company. In the agreement, ESW agreed to provide $8.5 million to the bankruptcy estate to cover costs of administering the AEC bankruptcy case and to satisfy the claims of valid creditors, with any residual funds to be paid to GlassBridge. In connection with the ESW Loan Agreement, pursuant to a Limited Recourse Stock Pledge Agreement, the Company pledged to ESW all of the Company’s AEC stock and 30% of the outstanding stock of SportBLX, and, pursuant to a Subscription Agreement, ESW purchased 100 shares of AEC’s Series A Preferred Stock for a total purchase price of $25,000. Upon any liquidation, dissolution, or winding up of AEC, each holder of Series A Preferred Stock is entitled to a liquidation preference of $1,500 per share and no more. Holders of Series A Preferred Stock vote together with holders of common stock on all matters, and each share of Series A Preferred Stock entitles the holder to one vote.

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

In connection with the Chapter 11 reorganization, the Company received $325,000 from ESW in the form of a debtor-in-possession loan. The debtor-in-possession loan was included in the bankruptcy estate and not a liability of the Company.

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

On June 30, 2020, SportBLX issued an unsecured demand note to CSO in the aggregate principal amount of $150,000 (the “Demand Note-4”). The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of December 30, 2021, the date that the Company disposed of SportBLX, it had borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued an unsecured demand note to Mr. De Perio, a related party, in the aggregate principal amount of $40,000 (the “Demand Note-5”). The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of demand by Mr. De Perio or July 1, 2021. As of December 30, 2021, SportBLX borrowed $40,000 under the Demand Note-5.

Scheduled maturities of the Company’s long-term debt, as they exist as of December 31, 2020, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2022	$0.2
2023	—
2024	3.4
2025	—
2026	—
2027 and thereafter	—
Total	3.6

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

Restructuring and other expense was $0.3 million and $0.0 million for the years ended December 31, 2021 and 2020, respectively. Restructuring expense of $0.3 million for the year ended December 31, 2021, was attributable to post petition fees in connection with the bankruptcy and was allocated to the asset management business.

Note 8 — Stock-Based Compensation

Stock compensation consisted of the following:

	Years Ended December 31,
	2021	2020
	(In millions)
Stock compensation expense	$—	$—

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

As of December 31, 2021, there were 1,360 outstanding stock-based compensation awards under the 2011 Incentive Plan. As of December 31, 2021, there were no shares available for grant under our 2011 Incentive Plan.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding December 31, 2019	1,360	$106.00	9.7
Outstanding December 31, 2020	1,360	$106.00	8.7
Outstanding December 31, 2021	1,360	$106.00	7.7
Exercisable as of December 31, 2021	1,213	$106.00	7.7

The Company did not grant any options during the year ended December 31, 2021 and 2020. There were no options exercised in 2020 or 2021. As of December 31, 2021 there are 1,360 shares outstanding and 1,213 shares are exercisable. The aggregate intrinsic value of all outstanding stock options was $0.0 million as of December 31, 2021.

Total stock-based compensation expense associated with stock options related to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 was $0.0 million. As of December 31, 2021, unrecognized compensation expense related to outstanding stock options was immaterial.

No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2021 or 2020.

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

Note 10 — Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
U.S.	$13.0	$(19.6)
International	—	—
Total	$13.0	$(19.6)

The components of the income tax (provision) benefit from continuing operations were as follows:

Years Ended December 31,
	2021	2020
(In millions)
Current
Federal	$—	$—
International	—	—
Deferred
International	—	—
Total	$—	$—

The income tax provision differs from the amount computed by applying the statutory United States income tax rate (21 percent) because of the following items:

	Years Ended December 31,
	2021	2020
	(In millions)
Tax at statutory U.S. tax rate	$6.1	$(13.4)
State income taxes, net of federal benefit	1.2	(2.5)
Net effect of subsidiary deconsolidations – Adara reorganization and SportBLX sale	67.4	—
Valuation allowances	(74.7)	(4.4)
Goodwill impairment	—	10.6
Pension and debt forgiveness	—	9.7
Income tax (provision) benefit	$—	$—

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

In 2021 and 2020 the net cash paid for income taxes, relating to both continuing and discontinued operations, was $0.0 million.

The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2021	2020
	(In millions)
Tax credit carryforwards	4.1	20.3
Net operating loss carryforwards	72.9	134.2
Accrued liabilities and other reserves	—	0.1
Intangible assets and investments	0.4	—
Capital losses	35.5	33.1
Other, net	44.3	44.2
Total deferred tax assets	157.2	231.9
Valuation allowance	(157.2)	(231.9)
Net deferred tax assets	—	—

Unremitted earnings of foreign subsidiaries	(0.2)	(0.2)
Total deferred tax liabilities	(0.2)	(0.2)
Valuation allowance	—	—
Total deferred tax liabilities	(0.2)	(0.2)
Net deferred tax liabilities	$(0.2)	$(0.2)

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

We maintain a valuation allowance related to our deferred tax assets. The valuation allowance was $157.2 million and $231.9 million as of December 31, 2021 and 2020, respectively. The deferred tax asset changes and corresponding valuation allowance changes in 2021 compared to 2020 were due primarily to a decrease in net operating loss carryovers when Adara Enterprises Corp and Sport-BLX Inc. left the group during 2021, as a result of Chapter 11 reorganization and a sale, respectively.

The net deferred tax liability not offset by valuation allowance of $0.2 million relates to foreign tax withholding on unremitted foreign earnings.

The table below shows the components of our deferred tax balances as they are recorded on our Consolidated Balance Sheets:

	As of December 31
	2021	2020
	(In millions)
Deferred tax liability - non-current	(0.2)	(0.2)
Total	$(0.2)	$(0.2)

Federal net operating loss carryforwards totaling $303.7 million will begin expiring in 2029. This net operating loss includes a $146 million worthless stock deduction for the 2021 Adara Chapter 11 reorganization which is being reviewed. The Company’s $142.1 million in federal net operating loss carryforwards generated through 2017 continue to be subject to historical tax rules that allow carryforward for 20 years from origin, with the ability to offset 100 percent of future taxable income. Subsequent year tax losses have an indefinite life.

The Company performed an analysis to confirm that none of the federal net operating loss carryovers should be limited by Section 382. This limitation could result if there is a more than 50 percent ownership shift in the GlassBridge shares within a three-year testing period. No such ownership shift has occurred through December 31, 2021.

We have federal capital losses of $142 million that will expire between 2022 and 2026. General business credits totaling $3.6 million will expire between 2024 and 2032. Various state income tax losses and tax credits are also available to offset future profits in six states.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
	(In Millions)
Beginning Balance	$0.2	$0.2
Additions:
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	—	—
Reductions:
Reductions for tax positions of prior years	—	—
Settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	—	—
Total	0.2	0.2

Our federal income tax returns for 2018 through 2021 are subject to examination by the Internal Revenue Service. For state purposes, the statutes of limitation vary by jurisdiction. With few exceptions, we are no longer subject to examination for years before 2015.

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

Since the inception of the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million and, as of December 31, 2021, we had authorization to repurchase 1,720 additional shares.

During the years ended December 31, 2021 and 2020, the Company did not purchase any treasury shares. The treasury stock held as of December 31, 2021 was acquired at an average price of $8,496.47 per share. The following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2019	2,927
Purchases	—
Forfeitures and other	—
Balance as of December 31, 2020	2,927
Purchases	—
Forfeitures and other	—
Balance as of December 31, 2021	2,927

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was $0.0 million as of December 31, 2021 and 2020.

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

Non-Controlling Interest

On October 1, 2019, the Company sold to Orix PTP Holdings, LLC (“Orix”), for $17,562,700, 20.1% of the outstanding stock of Adara, until then a Company wholly owned subsidiary, together with two promissory notes of Adara to the Company in total principal amount of $13,000,000 (the “Orix Transaction”). Adara issued the notes in consideration for the assignment by the Company to Adara of the right to receive payments from IMN Capital described above and transfer by the Company to Adara of some of Company’s SportBLX shares. In connection with the transaction, Adara’s Board of Directors was expanded to five directors, including one director designated by Orix. In addition, GlassBridge, Orix, and Adara entered into a Stockholders’ Agreement pursuant to which Orix may, among other things, during the three months beginning April 1, 2021, sell back its Adara stock to GlassBridge, at book value, and, during the term of the Stockholders Agreement, has the right to purchase all or a portion of GlassBridge’s Adara shares, at book value plus 20%, subject to GlassBridge’s right to respond to the notice by purchasing all of Orix’s Adara shares at that price. The Company repurchased the Adara shares, and these arrangements terminated July 21, 2020.

382 Rights Agreement

On November 30, 2021, the Board of Directors adopted a rights plan intended to avoid an “ownership change” within the meaning of Section 382 of the Code, and thereby preserve the current ability of the Company to utilize certain net operating loss carryforwards and other tax benefits of the Company and its subsidiaries (the “Tax Benefits”). If the Company experiences an “ownership change,” as defined in Section 382 of Code, the Company’s ability to fully utilize the Tax Benefits on an annual basis will be substantially limited, and the timing of the usage of the Tax Benefits and such other benefits could be substantially delayed, which could therefore significantly impair the value of those assets. The rights plan is intended to act as a deterrent to any person or group acquiring “beneficial ownership” of 4.9% or more of the Company’s outstanding shares of common stock, without the approval of the Board. The description and terms of the Rights (as defined below) applicable to the rights plan are set forth in the 382 Rights Agreement, dated as of December 1, 2021 (the “Rights Agreement”), by and between the Company and Equiniti Trust Company, as Rights Agent.

As part of the Rights Agreement, the Board authorized and declared a dividend distribution of one right (a Right) for each outstanding share of the Company’s common stock, to stockholders of record at the close of business on December 1, 2021. Each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a purchase price of $1,000.00 per Unit, subject to adjustment (the “Purchase Price”). Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of the Company, including the right to vote or to receive dividends in respect of Rights.

Under the Rights Agreement, an Acquiring Person is any person or group of affiliated or associated persons (a “Person”) who is or becomes the beneficial owner of 4.9% or more of the outstanding shares of the Company’s common stock other than as a result of repurchases of stock by the Company, dividends or distribution by the Company, stock issued under certain benefit plans or certain inadvertent actions by stockholders. For purposes of calculating percentage ownership under the Rights Agreement, outstanding shares of the Company’s common stock include all of the shares of common stock actually issued and outstanding. Beneficial ownership is determined as provided in the Rights Agreement and generally includes, without limitation, any ownership of securities a Person would be deemed to actually or constructively own for purposes of Section 382 of the Code or the Treasury Regulations promulgated thereunder. The Rights Agreement provides that the following shall not be deemed an Acquiring Person for purposes of the Rights Agreement: (i) the Company or any subsidiary of the Company and any employee benefit plan of the Company, or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan or (ii) any Person that, as of December 1, 2021, is the beneficial owner of 4.9% or more of the shares of Common Stock outstanding (such Person, an “Existing Holder”) unless and until such Existing Holder acquires beneficial ownership of additional shares of common stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of common stock or pursuant to a split or subdivision of the outstanding shares of common stock) in an amount in excess of 0.5% of the outstanding shares of common stock.

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

The Rights and the Rights Agreement will expire on the earliest of (i) 5:00 P.M. New York City time on December 1, 2024, (ii) the time at which the Rights are redeemed or exchanged pursuant to the Rights Agreement, (iii) the date on which the Board determines that the Rights Agreement is no longer necessary for the preservation of material valuable Tax Benefits or is no longer in the best interest of the Company and its stockholders, and (iv) the beginning of a taxable year to which the Board determines that no Tax Benefits may be carried forward.

At any time until the earlier of the Distribution Date or the expiration date of the Rights, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. Immediately upon the action of the Board ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.001 redemption price.

Note 12 — Business Segment Information and Geographic Data

The Sports Technology Platform business is presented in our Consolidated Statements of Operations as discontinued operations and is not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information about these divestitures.

As of December 31, 2021, the asset management business is our only reportable segment.

We evaluate segment performance based on revenue and operating loss. The operating loss reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. The corporate and unallocated operating loss includes costs which are not allocated to the business segments in management’s evaluation of segment performance such as litigation settlement expense, corporate expense and other expenses. Restructuring expenses of $0.3 million associated with the Adara bankruptcy were allocated to the asset management business.

	Years Ended December 31,
	2021	2020
	(In millions)
Operating income (loss) from continuing operations
Asset management business	$(2.0)	$(5.2)
Total segment operating loss	(2.0)	(5.2)
Corporate and unallocated	(4.2)	(1.5)
Total operating loss	(6.2)	(6.7)
Interest expense	(2.0)	(2.6)
Gain on Chapter 11 reorganization	20.4	(1.9)
Bank Loan forgiveness	0.4	(8.5)
Realized losses on investments	—	(1.9)
Defined benefit plan adjustment	—	(8.5)
Other income (expense), net	0.4	0.1
Income (loss) from continuing operations before income taxes	$13.0	$(19.6)

	December 31,	December 31,
	2021	2020
	(In millions)
Assets
Asset management business	$13.2	$15.8
Total segment assets	13.2	15.8
Corporate and unallocated	4.0	1.2
Non-current assets of discontinued operations	—	8.4
Total consolidated assets	$17.2	$25.4

Note 13 — Litigation, Commitments and Contingencies

In an action removed, on February 14, 2022, from New York Supreme Court to the Southern District of New York, Cypress Holdings, III L.P. v. Sport-BLX, Inc. et al., 1:22-cv-01243-LGS (S.D.N.Y.), plaintiff Cypress Holdings, III L.P. purports to assert claims against SportBLX, the Company, Mr. Hall, and Mr. De Perio for securities fraud, RICO and related issues and seeks compensatory damages, punitive damages and attorneys’ fees, in connection with solicitations of investments in SportBLX. We have notified the Court that we believe that the complaint, as against the Company, is legally deficient and that we intend to seek dismissal.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of December 31, 2021, and 2020, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our legacy business operations and indemnification obligations resulting from our spinoff from 3M Company subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of December 31, 2021. Compliance with environmental regulations has not had a material adverse effect on our financial results.

Operating Leases

The Company does not have any long-term lease obligations as of December 31, 2021.

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

As of December 31, 2021, the Company paid Clinton $2,400,000 under the Amended Services Agreement and the Management Service Agreement, recorded $0 and $312,500 within “Selling, general and administrative” in our Consolidated Statements of Operations for the 12 months ended December 31, 2021 and 2020, respectively.

On June 5, 2020, SportBLX entered into a subscription agreement (the “Securities Subscription”) with Sport-BLX Securities (“S-BLX Securities”) for SportBLX’s proprietary sports-based alternative asset trading platform (the “Platform”) via which the customer, S-BLX Securities, may issue sports-related securities that are tradeable by investors. Mr. Hall and Mr. De Perio own 65.5% and 28.1% of S-BLX Securities, respectively. As consideration for the Securities Subscription, SportBLX received a one-time upfront subscription fee of $150,000 and will receive a monthly subscription fee of $100,000 during the first year of the contract. The fee increases to $137,500, monthly, for the remaining year of the initial term. Thereafter, upon renewal, SportBLX may increase the fee by an amount not to exceed five percent of the previous year’s fee. The agreement also provides fees of $75,000 for each new tradable asset listed by the customer on the Platform. The Securities Subscription is effective for a two-year term and automatically renews for consecutive one-year renewal terms unless either party provides notice to the other party of its intention not to renew prior to the end of the initial or renewal term. Either party may terminate the agreement for convenience upon 30 days’ notice to the other party. The Securities Subscription was terminated effective January 1, 2021.

On June 30, 2020, SportBLX issued Demand Note-4 to CSO in the aggregate principal amount of $150,000. The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of December 30, 2021, the date that the Company disposed of SportBLX, it had borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued Demand Note-5 to Mr. De Perio in the aggregate principal amount of $40,000. The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Mr. De Perio, or (b) July 1, 2021. As of December 30, 2021, SportBLX borrowed $40,000 under the Demand Note-5.

On June 30, 2020, SportBLX issued Demand Note-6 to S-BLX Securities in the aggregate principal amount of $213,793. The Demand Note-6 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by S-BLX Securities, or (b) July 1, 2021. As of December 30, 2020 SportBLX borrowed $213,793 under the Demand Note-6, which was offset by amounts owed to SportBLX.

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

On July 20, 2020, pursuant to a Software Assignment Agreement, AEC purchased from GEH, wholly owned by Mr. Hall, certain of that company’s quantitative trading software, for $1,750,000.

In connection with the closing of certain transactions in the third quarter of 2020, the Company paid a $250,000 consulting fee to Mr. Hall and a $200,000 consulting fee to Alexander Fletcher. Alex Spiro, a Company director who introduced Alexander Fletcher to the Company, will receive $120,000 of the consulting fee.

On August 1, 2020, the Company entered into a Management Services Agreement (“the Services Agreement”) to provide certain back office services, including accounting, treasury, payroll and benefits and other administration services to S-BLX Securities. The Services Agreement has a six month initial term and will automatically renew for successive renewal terms of three months unless either party provides notice of nonrenewal. In exchange for the services, S-BLX Securities will pay the Company at a rate of $15,000 each month. As of December 31, 2021, the Company has not provided any significant services or billed S-BLX Securities under the Services Agreement and does not have any related outstanding receivables. The Services Agreement was terminated in conjunction with the disposition of the Company’s interest in SportBLX, described below, except that the registrant will continue to provide certain services for 30 days from the date of that agreement.

On July 31, 2021, Mr. Hall and Mr. De Perio agreed to accept $2,354,736 and $1,060,264, respectively, from the Company in satisfaction of its obligations to them in the amounts of $12,116,718 and $5,455,782, respectively. The obligations were due December 12, 2022 and bore interest at a 5% annual rate. Accordingly, GLAE’s obligations in the amounts of $12,116,718 and $5,455,782 have been paid in full.

Also on July 31, 2021, as part of the settlement of the Stock Purchase Agreement, the Company assigned obligations owed to it from SportBLX, totaling $4,176,102.11, to FDC, of which Mr. Hall and Mr. De Perio are controlling stockholders, for $400,000.

The net gain on the settlement of the Stock Purchase Agreement and the assignment of obligations to Fintech Debt Corp. are related party gains, and, as such, were recorded as equity transactions in the Condensed Consolidated Balances Sheets, rather than recognized as income in the Condensed Consolidated Statements of Operations.

On December 30, 2021, the Company completed a series of transactions for the purpose of disposing of its interest in SportBLX, described below:

●	On December 21, 2021, SportBLX sold proprietary code to S-BLX Securities for $225,000.

●	On December 24, 2021, SportBLX repurchased $1,500,000 of its debt from FDC for $126,000

●	Finally, on December 30, 2021, the Company completed the disposition of its entire interest in SportBLX, selling all of its shares to FDC for $137,038.

During the period ended December 30, 2021, Mr. Hall advanced approximately $132,000 to SportBLX. As of December 30, 2021, approximately $82,000 had been repaid.

SportBLX paid $25,000 to Rumson Properties, owned 100% by Mr. Hall, and $40,000 to Mr. Hall, for the temporary use of office space during the Covid-19 pandemic during the period ended December 30, 2021 and the year ended December 31, 2020, respectively.

The compensation for the Board of Directors of GlassBridge for their board services totaled $425,000 and $655,000 for the years ended December 31, 2021 and 2020, respectively.

There was no non-wage compensation for the officers of GlassBridge for the year ended December 31, 2021 and 2020, respectively.

Note 15 — Subsequent Events

In an action removed, on February 14, 2022, from New York Supreme Court to the Southern District of New York, Cypress Holdings, III L.P. v. Sport-BLX, Inc. et al., 1:22-cv-01243-LGS (S.D.N.Y.), plaintiff Cypress Holdings, III L.P. purports to assert claims against SportBLX, the Company, Mr. Hall, and Mr. De Perio for securities fraud, RICO and related issues and seeks compensatory damages, punitive damages and attorneys’ fees, in connection with solicitations of investments in SportBLX. We have notified the Court that we believe that the complaint, as against the Company, is legally deficient and that we intend to seek dismissal.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer, Daniel Strauss, and Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls. During the quarter ended December 31, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GlassBridge management assessed the effectiveness of GlassBridge’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework version 2013. Based on our assessment, we concluded that, as of December 31, 2020, GlassBridge’s internal control over financial reporting was effective, based on those criteria.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our Board of Directors is currently composed of four directors divided into three classes with one Class I director serving until the 2022 Annual Meeting of Stockholders (“Annual Meeting”), two Class II directors serving until the 2022 Annual Meeting, and one Class III director serving until the 2023 Annual Meeting. The members of each class are generally elected to serve three-year terms with the term of office of each class ending in successive years.

Class I Board Member, term ending 2022

Joseph A. De Perio	Joseph A. De Perio, age 43, joined our Board in 2015. Mr. De Perio served as Chairman of the Board and as the Company’s principal executive officer between 2017 and 2020. Previously, Mr. De Perio served as the Board’s Non-Executive Chairman. Mr. De Perio is the Co-Founder of Sport-BLX, Inc. (“SportBLX”) since January 2019. Earlier, Mr. De Perio served as a Senior Portfolio Manager of Clinton Group Inc. (“Clinton”) since October 2010. Mr. De Perio also served on the Board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer, and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.

Class II Board Members, terms ending 2022

Robert Searing	Robert Searing, age 72, joined our Board in 2015. Mr. Searing has been the Chief Operating Officer and the Chief Financial Officer of BH Asset Management, LLC, a Registered Investment Advisory firm, since January 2010. From 2003 to 2009, he was the Chief Operating Officer of Schottenfeld Group, LLC, an investment advisory and broker dealer firm. Mr. Searing is also a Certified Public Accountant. Mr. Searing brings to our Board his experience as a financial leader with significant depth and breadth of knowledge in dealing with complex financial and accounting matters as well as broad managerial expertise.

Alex Spiro	Alex Spiro, age 39, joined our Board in 2015. He was appointed Chairman of the Board in 2020. Mr. Spiro has been a partner at Quinn Emanuel Urquhart & Sullivan LLP since October 2017. Prior to that, Mr. Spiro had been an attorney at Brafman and Associates in New York City since July 2013. In that position, Mr. Spiro has handled an array of complex litigation and investigations. Prior to his joining Brafman and Associates, from September 2008 to July 2013, Mr. Spiro worked as a Manhattan prosecutor. Mr. Spiro formerly was the director of an autism children’s program at McLean Hospital, Harvard’s psychiatric hospital. Mr. Spiro is a graduate of the Harvard Law School where he remains on the adjunct faculty. Mr. Spiro serves on the board of ARRIVE, the venture capital arm of Roc Nation. He has lectured and written on a variety of subjects related to psychology and the law. Mr. Spiro brings to our Board his significant analytical and overall business leadership skills.

Class III Board Member, term ending 2023

Robert G. Torricelli	Robert G. Torricelli, age 70, joined our Board in 2017. Mr. Torricelli served in the U.S. House of Representatives from the Ninth District of New Jersey from 1982 until his election to the U.S. Senate in 1996, where he served until 2003. During his tenure in the Senate, Mr. Torricelli was a member of the Senate Finance, Governmental Affairs, Foreign Relations, Judiciary and Rules Committees and also served as Chair of the Democratic Senatorial Campaign Committee. Upon retiring from the Senate, Mr. Torricelli established a national and international business strategy firm, Rosemont Associates LLC, and created a real estate development business, Woodrose Properties LLC. Mr. Torricelli brings to our board extensive leadership and strategic business experience.

Executive Officers

The following table provides information regarding our executive officers as of March 31, 2021.

Officer	Age	Position
Daniel A. Strauss	37	Chief Executive Officer
Francis Ruchalski	58	Chief Financial Officer

Daniel A. Strauss has served as our Chief Executive Officer since March 2019. Mr. Strauss served as our Chief Operating Officer from March 2017 through December 2019. Mr. Strauss was a Portfolio Manager at Clinton from 2010 until 2019. In addition, Mr. Strauss is a member of the board of directors for SportBLX and was formerly the Chief Executive Officer of Adara Enterprises, Corp. (“Adara”) and a member of its board of directors through June 2021. Mr. Strauss also serves on the Board of ARRIVE, the venture capital arm of Roc Nation. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity. At Clinton, Mr. Strauss was responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss was responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co., as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC) from August 2011 until December 2015 and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School of Business at New York University.

Francis Ruchalski is our Chief Financial Officer. Mr. Ruchalski is also the Chief Financial Officer of Clinton and a member of its board of directors. He has been employed by Clinton since 1997. In addition, Mr. Ruchalski is the Chief Financial Officer of SportBLX, a member of its board of directors, and was a member of the board of directors of Adara through June 2021. Prior to joining Clinton, Mr. Ruchalski was an audit manager with Anchin, Block & Anchin, LLP, a certified public accounting firm, from 1986 to 1997. Mr. Ruchalski’s responsibilities while with Anchin, Block & Anchin LLP included client auditing and financial and taxation planning. Mr. Ruchalski holds a bachelor of science in accounting from St. John’s University.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers to file reports of ownership and changes in ownership of our common stock with the SEC. We are required to identify any of those individuals who did not file such reports on a timely basis. We believe that during 2021 all of our directors and executive officers complied with their Section 16(a) filing requirements, timely.

Code of Ethics

We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all of our other employees. If we make any amendments to our code of ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions requiring disclosure under applicable U.S. Securities and Exchange Commission (“SEC”) rules, we intend to disclose the nature of such amendment or waiver on Form 8-K, Item 5.05. You may request a copy of the code of ethics, which will be provided at no cost to you by contacting GlassBridge Enterprises, Inc., c/o Corporate Secretary, 18 East 50th Street, FL7, New York NY 10022.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Daniel Strauss (1) (Chief Executive Officer and Former Chief Operating Officer)	2021	400,000	0	0	0	0	32,500	432,500
	2020	400,000	481,000	0	0	0	67,500	948,500
Francis Ruchalski (2) (Chief Financial Officer)	2021	350,000	0	0	0	0	32,500	382,500
	2020	350,000	56,000	0	0	0	67,500	473,500
Joseph De Perio (3) (Former Chairman and Principal Executive Officer)	2021	45,000	0	0	0	0	0	45,000
	2020	80,000	0	0	0	0	0	80,000

(1)	2021 All Other Compensation consists of director fees for Adara. 2020 Bonus includes $425,000 paid in connection with transactions with ESW Holdings, LLC, and Orix PTP Holdings, LLC. 2020 All Other Compensation consists of director fees for Adara. Mr. Strauss serves as our Chief Executive Officer pursuant to the terms of an employment agreement with the Company dated December 18, 2019. Prior to entering into the employment agreement, Mr. Strauss served as our Chief Executive Officer and Chief Operating Officer pursuant to an Amended and Restated Services Agreement, between the Company and Clinton. See, “Related Party Transactions.” On December 18, 2019, Mr. Strauss amended his employment agreement with the Company’s subsidiary Adara, to provide for at-will employment at a salary of $200,000 per year. On August 1, 2021, Mr. Strauss amended his employment agreement with the Company, to provide for at-will employment at a salary of $400,000 per year.
(2)	2021 and 2020 All Other Compensation consists of director fees for Adara. Mr. Ruchalski was named the Company’s Chief Financial Officer effective March 29, 2019. Previously, he served as Chief Financial Officer pursuant to the Amended and Restated Services Agreement referred to in Note (1).
(3)	Constitutes compensation that Mr. De Perio received as a director; he received no compensation as principal executive officer of the Company.

On August 1, 2021, Mr. Strauss entered into an amended employment agreement with the Company as the Company’s Chief Executive.

The material terms of the employment agreement with the Company:

●	Mr. Strauss is an at-will employee with an annual salary of $400,000; and
●	Mr. Strauss is eligible to participate in the compensation and benefit programs generally available to the Company’s executive officers.

In August 2020, Adara approved a one-time payment of $37,500 to each member of the board of directors of Adara. Mr. Strauss and Francis Ruchalski are members of the Adara board.

Equity Awards Outstanding at 2021 Year-End

The following table summarizes the total outstanding equity awards as of December 31, 2021, for each of the named executive officers in the Summary Compensation Table.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Option expiration date	Stock Awards
Daniel Strauss (2)	760	0	106	09/06/2029	0
Francis Ruchalski	0	0	—	—	0
Joseph De Perio (1)	126	39	106	09/06/2029	0

(1)	One-half of Mr. Strauss’s stock option vested on date of grant, and the remainder vests in 24 quarterly installments beginning October 1, 2019.

(2)	Mr. De Perio’s stock option vests in 12 quarterly installments beginning January 1, 2020.

Director Compensation for 2021

The table below provides information relating to compensation of our directors for 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Joseph A. De Perio	45,000	0	0	0	45,000
Robert Searing	60,000	0	0	0	60,000
Alex Spiro	75,000	0	0	0	75,000
Robert Torricelli	60,000	0	0	0	60,000

(1)	The aggregate number of outstanding stock option awards to each director as of December 31, 2021 are as follows: Mr. De Perio, 165; Mr. Searing, 145; Mr. Spiro, 145; Mr. Torricelli, 145.

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

Non-employee directors are compensated for Board service in accordance with the following:

●	Annual Retainer: $30,000
●	Committee Chairman Fee: $30,000 (in addition to the Annual Retainer received by all Directors)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the number of shares of our outstanding common stock, as of March 31, 2022, held by each person that we know owns beneficially (as defined by the SEC for proxy statement purposes) more than 5% of any class of our voting stock. The beneficial ownership percentages listed below are based on 25,170 shares of common stock outstanding as of March 31, 2022.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
George Hall 80 West River Road Rumson NJ 07760	7,578	30.1
Allspring Global Investments Holdings, LLC(1) 525 Market St, 10th F1 San Francisco CA 94105	2,515	10.0

(1)	The beneficial owner has sole voting power and investment power as to 2,223 shares, shared voting power as to zero shares, and shared investment power as to 2,515 shares, including beneficial ownership by Allspring Funds Management, LLC, Allspring Global Investments, LLC, and Allspring Global Investment Holdings, LLC. Information relating to this beneficial owner is taken from Schedule 13G, filed January 18, 2022.

The table below shows the number of shares of our common stock beneficially owned, as of March 31, 2022, by each director, each nominated director, each current executive officer named in the Summary Compensation Table in this proxy statement, and all directors and executive officers as a group. Except as otherwise indicated, the named person has sole voting and investment power with respect to the shares held by that person, and the shares are not subject to any pledge. The beneficial ownership percentages listed below are based on 25,170 shares of common stock outstanding as of March 31, 2022.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Daniel Strauss (Chief Executive Officer)	760 (1)	3.0
Francis Ruchalski (Chief Financial Officer)	0	-
Joseph De Perio (Former Chairman and Principal Executive Officer)	749 (2)	3.0
Robert Searing (Director)	310 (3)	1.2
Alex Spiro (Director)	466 (3)	1.9
Robert G. Torricelli (Director)	189 (3)	0.8
All Directors and Executive Officers as a Group (6 Persons)	2,474 (4)	9.9

(1)	Includes 760 shares issuable pursuant to a currently exercisable option.
(2)	Includes 126 shares issuable pursuant to a currently exercisable option.
(3)	Includes 109 shares issuable pursuant to a currently exercisable option.
(4)	Includes 1,213 shares issuable pursuant to currently exercisable options.

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

As of December 31, 2021, the Company paid Clinton $2,400,000 under the Amended Services Agreement and the Management Service Agreement, recorded $0 and $312,500 within “Selling, general and administrative” in our Consolidated Statements of Operations for the 12 months ended December 31, 2021 and 2020, respectively.

On June 5, 2020, SportBLX entered into a subscription agreement (the “Securities Subscription”) with Sport-BLX Securities (“S-BLX Securities”) for SportBLX’s proprietary sports-based alternative asset trading platform (the “Platform”) via which the customer, S-BLX Securities, may issue sports-related securities that are tradeable by investors. Mr. Hall and Mr. De Perio own 65.5% and 28.1% of S-BLX Securities, respectively. As consideration for the Securities Subscription, SportBLX received a one-time upfront subscription fee of $150,000 and will receive a monthly subscription fee of $100,000 during the first year of the contract. The fee increases to $137,500, monthly, for the remaining year of the initial term. Thereafter, upon renewal, SportBLX may increase the fee by an amount not to exceed five percent of the previous year’s fee. The agreement also provides fees of $75,000 for each new tradable asset listed by the customer on the Platform. The Securities Subscription is effective for a two-year term and automatically renews for consecutive one-year renewal terms unless either party provides notice to the other party of its intention not to renew prior to the end of the initial or renewal term. Either party may terminate the agreement for convenience upon 30 days’ notice to the other party. The Securities Subscription was terminated effective January 1, 2021.

On June 30, 2020, SportBLX issued Demand Note-4 to CSO in the aggregate principal amount of $150,000. The Demand Note-4 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by CSO, or (b) July 1, 2021. As of December 30, 2021, the date that the Company disposed of SportBLX, it had borrowed $150,000 under the Demand Note-4.

On June 30, 2020, SportBLX issued Demand Note-5 to Mr. De Perio in the aggregate principal amount of $40,000. The Demand Note-5 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by Mr. De Perio, or (b) July 1, 2021. As of December 30, 2021, SportBLX borrowed $40,000 under the Demand Note-5.

On June 30, 2020, SportBLX issued Demand Note-6 to S-BLX Securities in the aggregate principal amount of $213,793. The Demand Note-6 bears interest at an 8% annual rate and matures upon the earlier to occur of (a) demand by S-BLX Securities, or (b) July 1, 2021. As of December 30, 2020 SportBLX borrowed $213,793 under the Demand Note-6, which was offset by amounts owed to SportBLX.

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

On July 20, 2020, pursuant to a Software Assignment Agreement, AEC purchased from GEH, wholly owned by Mr. Hall, certain of that company’s quantitative trading software, for $1,750,000.

In connection with the closing of certain transactions in the third quarter of 2020, the Company paid a $250,000 consulting fee to Mr. Hall and a $200,000 consulting fee to Alexander Fletcher. Alex Spiro, a Company director who introduced Alexander Fletcher to the Company, will receive $120,000 of the consulting fee.

On August 1, 2020, the Company entered into a Management Services Agreement (“the Services Agreement”) to provide certain back office services, including accounting, treasury, payroll and benefits and other administration services to S-BLX Securities. The Services Agreement has a six month initial term and will automatically renew for successive renewal terms of three months unless either party provides notice of nonrenewal. In exchange for the services, S-BLX Securities will pay the Company at a rate of $15,000 each month. As of December 31, 2021, the Company has not provided any significant services or billed S-BLX Securities under the Services Agreement and does not have any related outstanding receivables. The Services Agreement was terminated in conjunction with the disposition of the Company’s interest in SportBLX, described below, except that the registrant will continue to provide certain services for 30 days from the date of that agreement.

On July 31, 2021, Mr. Hall and Mr. De Perio agreed to accept $2,354,736 and $1,060,264, respectively, from the Company in satisfaction of its obligations to them in the amounts of $12,116,718 and $5,455,782, respectively. The obligations were due December 12, 2022 and bore interest at a 5% annual rate. Accordingly, GLAE’s obligations in the amounts of $12,116,718 and $5,455,782 have been paid in full.

Also on July 31, 2021, as part of the settlement of the Stock Purchase Agreement, the Company assigned obligations owed to it from Sport-BLX, totaling $4,176,102.11, to FDC, of which Mr. Hall and Mr. De Perio are controlling stockholders, for $400,000.

The net gain on the settlement of the Stock Purchase Agreement and the assignment of obligations to Fintech Debt Corp. are related party gains, and, as such, were recorded as equity transactions in the Condensed Consolidated Balances Sheets, rather than recognized as income in the Condensed Consolidated Statements of Operations.

On December 30, 2021, the Company completed a series of transactions for the purpose of disposing of its interest in SportBLX, described below:

●	On December 21, 2021, SportBLX sold proprietary code to S-BLX Securities for $225,000.

●	On December 24, 2021, SportBLX repurchased $1,500,000 of its debt from FDC for $126,000

●	Finally, on December 30, 2021, the Company completed the disposition of its entire interest in SportBLX, selling all of its shares to FDC for $137,038.

During the year ended December 31, 2021, Mr. Hall advanced approximately $132,000 to SportBLX. As of December 30, 2021, approximately $82,000 had been repaid.

SportBLX paid $25,000 to Rumson Properties, owned 100% by Mr. Hall, and $40,000 to Mr. Hall, for the temporary use of office space during the Covid-19 pandemic during the period ended December 30, 2021 and the year ended Decemer 31, 2020, respectively.

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

In 2021, the Board also reviewed whether the Audit and Finance Committee had an audit committee financial expert as defined in the SEC rules and the OTCQB rules. The Board reviewed the skills and experience required under the rules and determined that Mr. Searing qualifies as an audit committee financial expert as defined under those rules.

Item 14. Principal Accountant Fees and Services.

Audit and Other Fees

Below is a listing of the services provided by type and amount charged to us by our independent registered public accounting firm for 2021 and 2020.

	2021	2020
Audit Fees: GAAP and statutory audits	$51,147	$27,105
Audit-Related Fees: Services related to business transactions	$0	$0
Total Audit-Related Fees	$51,147	$27,105
Tax Fees (tax preparation, advice and consulting)	$0	$0
All Other Fees: Other Business Consulting Fees	$0	$0

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

In 2021 and 2020, all audit services, audit-related services, tax services and those items described above under all other fees were pre-approved by the Audit and Finance Committee or the Chairman.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

List of Documents Filed as Part of this Report

1. Financial Statements

2. Financial Statement Schedules

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following exhibits are filed as part of this report:

		Incorporated by Reference to:
Exhibit No.	Description	Document	Exh. No.
3.1	Amended and Restated Certificate of Incorporation	[1]	3.1
3.2	Amendment to Restated Certificate of Incorporation	[1]	3.2
3.3	Certificate of Correction	[1]	3.3
3.4	Certificate of Designation of Series A Participating Preferred Stock	[1]	3.4
3.5	Amended and Restated Bylaws	[4]	3.1
4.1	Rights Agreement, dated as of December 1, 2021, by and between the Company and Equiniti Trust Company, as Rights Agent	[1]	4.1
4.2	Description of securities registered pursuant to Exchange Act Sec. 12	[1]	4.2
10.1	Unsecured Demand Note, dated December 27, 2019, issued by Sport-BLX, Inc. to the Company	[1]	10.1
10.2	Stock Purchase Agreement, dated December 12, 2019, between Joseph A. De Perio and the Company	[1]	10.2
10.3	Unsecured Demand Note, dated December 6, 2019 and effective October 1, 2019, issued by Sport-BLX, Inc. to the Company	[1]	10.3
10.4	Promissory Note, dated September 30, 2019, issued by the Company to Imation Enterprises Corp.	[6]	10.1
10.5	Promissory Note, dated September 30, 2019, issued by the Company to Imation Enterprises Corp.	[6]	10.2
10.6	Assignment of Claims Agreement, dated September 30, 2019, by and among the Company and Imation Enterprises Corp.	[6]	10.6
10.7	Equity Assignment Agreement, dated September 30, 2019, by and among the Company, Imation Enterprises Corp and Sport-BLX, Inc. with respect to Sections 5, 6, 8, 9, 10, 11, 12, and 13	[6]	10.7
10.8	Litigation Finance & Management Agreement, dated as of May 21, 2018 and effective as of May 1, 2018, by and between Imation Europe B.V. and Mach 5 B.V.	[9]	10.1
10.9	Settlement Agreement, dated as of December 21, 2018, by and among Zentralstelle für private Überspielungsrechte (ZPÜ) Gesellschaft des bürgerlichen Rechts, and its members; and TME GmbH, Imation Europe B.V. and GlassBridge Enterprises, Inc. (formerly: Imation, Corp.)	[11]	10.1
10.10	Loan and Security Agreement, dated July 21, 2020, among ESW Holdings, LLC, Adara Enterprises Corp., and the Company	[12]	10.5
10.11*	Stock Purchase Agreement, dated December 30, 2021, between registrant and Fintech Debt Corp.
10.12	Agreement, dated July 31, 2021, among George E. Hall, Joseph A. DePerio, and the registrant	[13]	10.1
10.13	Demand Note Assignment, dated July 31, 2021, among the registrant, Fintech Debt Corp., and Sport-BLX, Inc. and F	[13]	10.2
10.14	Term Loan and Security Agreement, dated August 2, 2021, among the registrant, the Guarantors, and Gazellek Holdings I, LLC	[13]	10.3
10.15	Consulting Agreement between Gazellek Holdings I, LLC and the registrant, dated August 2, 2021	[13]	10.4
10.16	Common Stock Purchase Warrant, dated August 2, 2021, issued to Gazellek Holdings I, LLC	[13]	10.5
10.17	Common Stock Purchase Warrant, dated August 2, 2021, issued to Gazellek Holdings I, LLC	[13]	10.6
10.18	Amended and Restated Employment Agreement, dated August 1, 2021, between the registrant and Daniel Strauss	[13]	10.7
21.1*	Subsidiaries of GlassBridge Enterprises, Inc.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

[13] Registrant’s Quarterly Report on Form 10-Q, f/q/e 6/30/2021

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GlassBridge Enterprises, Inc.

By:	/s/ Daniel Strauss
Daniel Strauss
Chief Executive Officer

Date: March 31, 2022

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

Signature	Title	Date

/s/ Alex Spiro	Chairman	March 31, 2022
Alex Spiro

/s/ Daniel Strauss	Chief Executive Officer	March 31, 2022
Daniel Strauss

/s/ Francis Ruchalski	Chief Financial Officer	March 31, 2022
Francis Ruchalski

/s/ Robert Searing	Director	March 31, 2022
Robert Searing

/s/ Joseph De Perio	Director	March 31, 2022
Joseph De Perio

/s/ Robert G. Torricelli	Director	March 31, 2022
Robert G. Torricelli

