Form 10-Q
period 2022-06-30
GlassBridge Enterprises, Inc.
filed 2022-08-12
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,170 shares of Common Stock, par value $0.01 per share, were outstanding as of July 29, 2022.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	$—	$—	$—	$—
Operating expenses:
Selling, general and administrative	0.8	1.1	1.6	2.4
Restructuring and other	—	0.3	—	0.3
Total operating expenses	0.8	1.4	1.6	2.7
Operating loss from continuing operations	(0.8)	(1.4)	(1.6)	(2.7)
Other income (expense):
Interest expense	—	(0.8)	(0.1)	(1.7)
Gain on Chapter 11 reorganization	—	13.8	—	13.8
Bank Loan forgiveness	—	0.4	—	0.4
Other income (expense), net	0.1	—	0.2	—
Total other income	0.1	13.4	0.1	12.5
Income (loss) from continuing operations before income taxes	(0.7)	12.0	(1.5)	9.8
Income (loss) from continuing operations	(0.7)	12.0	(1.5)	9.8
Net income(loss) from continuing operations	(0.7)	12.0	(1.5)	9.8
Discontinued Operations:
Loss from discontinued operations, net of income taxes	—	(0.3)	—	(0.3)
Loss from discontinued businesses, net of income taxes	—	(0.3)	—	(0.3)
Net income (loss)	$(0.7)	$11.7	$(1.5)	$9.5

Net income (loss) per common share — basic and diluted:
Continuing operations	$(26.52)	$476.19	$(56.82)	$388.88
Discontinued operations	—	(11.90)	—	(11.90)
Net income (loss)	$(26.52)	$464.29	$(56.82)	$(376.98)

Weighted average common shares outstanding:
Basic and diluted (thousands)	26.4	25.2	26.4	25.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2.6	$4.1
Accounts receivable, net	0.1	0.1
Total current assets	2.7	4.2
Arrive (See Note 5 – Supplemental Balance Sheet Information)	12.8	12.8
Other assets and other investments	0.5	0.2
Total assets	$16.0	$17.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1.3	$1.1
Other current liabilities	0.4	0.4
Total current liabilities	1.7	1.5
GHI LLC note payable (See Note 6 – Debt)	3.5	3.4
Other liabilities	0.2	0.2
Total liabilities	5.4	5.1
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000, 28,097 issued at June 30, 2022; 28,097 issued at December 31, 2021	—	—
Additional paid-in capital	1,073.0	1,073.0
Accumulated deficit	(1,037.5)	(1,036.0)
Treasury stock, at cost: 2,927 shares at June 30, 2022; 2,927 shares at December 31, 2021	(24.9)	(24.9)
Total shareholders’ equity	10.6	12.1
Total liabilities and shareholders’ equity	$16.0	$17.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity
Balance as of December 31, 2021	28,097	$—	$1,073.0	$(1,036.0)	2,927	$(24.9)	$—	$12.1
Net loss				(1.5)				(1.5)
Balance as of June 30, 2022	28,097	$—	$1,073.0	$(1,037.5)	2,927	$(24.9)	$—	$10.6

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Deficit
Balance as of December 31, 2020	28,097	$—	$1,059.6	$(1,065.0)	2,927	$(24.9)	$22.7	$(7.6)
Net income (loss)				9.5			(0.4)	9.1
Balance as of June 30, 2021	28,097	$—	$1,059.6	$(1,055.5)	2,927	$(24.9)	$22.3	$1.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(1.5)	$9.5
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment-in-Kind interest	0.1	—
Depreciation and amortization	—	0.3
Change in non-controlling interest	—	(0.4)
Gain on Chapter 11 reorganization	—	(13.8)
Bank Loan forgiveness	—	(0.4)
Loss on sale of investments	—	0.2
Changes in operating assets and liabilities	0.1	2.1
Net cash used in operating activities	(1.3)	(2.5)
Cash Flows from Investing Activities:
Purchase of investments	(0.2)	—
Proceeds from sale of unsecured claims from related party pursuant to Chapter 11 reorganization	—	0.5
Collection of notes receivable from related party pursuant to Chapter 11 reorganization	—	0.7
Net cash provided by (used in) investing activities	(0.2)	1.2
Cash Flows from Financing Activities:
Proceeds from ESW debtor-in-possession note payable	—	0.3
Net cash provided by financing activities	—	0.3

Net change in cash and cash equivalents	(1.5)	(1.0)
Cash, cash equivalents and restricted cash — beginning of period	4.1	1.8
Cash, cash equivalents and restricted cash — end of period	$2.6	$0.8

Supplemental disclosures of cash paid (received) during the period:
Income taxes (net of refunds received)	$—	$(0.6)
Interest expense	0.1	0.4

Non-cash investing and financing activities during the period:
Extinguishment of ESW note payable in Chapter 11 reorganization	$—	$(11.0)
Extinguishment of debtor-in-possession loan in Chapter 11 reorganization	—	(0.3)
Forgiveness of Bank Loan	—	(0.4)
Total non-cash investing and financing activities during the period	$—	$11.7

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

The following table sets forth the computation of weighted average basic and diluted income per share (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except for per share amounts)	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations	$(0.7)	$12.0	$(1.5)	$9.8
Loss from discontinued operations	—	(0.3)	—	(0.3)
Net income (loss)	$(0.7)	$11.7	$(1.5)	$9.5
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted (in thousands)	26.4	25.2	26.4	25.2

Income (loss) per common share — basic and diluted:
Continuing operations	$(26.52)	$476.19	$(56.82)	$388.88
Discontinued operations	—	(11.90)	—	(11.90)
Net income (loss)	$(26.52)	$464.29)	$(56.82)	$(376.98)

Anti-dilutive shares excluded from calculation	0.0	0.0	0.0	0.0

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

The key components of the results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Net revenue	$—	$—	$—	$—
Operating expenses:
Selling, general and administrative	—	0.4	—	0.5
Restructuring and other	—	(0.3)	—	(0.4)
Total operating expenses	—	0.1	—	0.1
Operating loss from discontinued operations	—	(0.1)	—	(0.1)
Other income (expense)	—	(0.2)	—	(0.2)
Loss from discontinued operations, before income taxes	—	(0.3)	—	(0.3)
Income tax	—	—	—	—
Loss from discontinued operations, net of income taxes	$—	$(0.3)	$—	$(0.3)

Restructuring and other includes the net loss attributable to the noncontrolling interest of $0.3 million and $0.4 million for the three and six months ended June 30, 2021, respectively, which was reclassified to discontinued operations due to the sale of the Sports Technology Platform.

Note 5 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

Total assets as of June 30, 2022 and December 31, 2021 include a $12.8 million investment in Arrive LLC (“Arrive”). Historically, we accounted for such investments under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of June 30, 2022, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Other assets as of June 30, 2022 and December 31, 2021 include a separate investment in Arrive of $0.4 million and $0.2 million, respectively. The Company uses the same method of accounting for this investment as its other investment in Arrive, described in the prior paragraph.

Other current liabilities, as of June 30, 2022 and December 31, 2021, include accruals for payroll expense of $0.2 million and insurance and corporate liability accruals of $0.2 million.

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

The Company is required to prepay the loan upon receiving proceeds from future indebtedness exceeding $5,000,000 (other than indebtedness that is junior to the loan), or if the Company issues any capital stock (provided that the Company is allowed to retain up to 20% of the proceeds from such issuance). The GHI Loan Agreement contains customary representations and warranties, covenants and events of default. Upon the occurrence of an event of default, the loan bears interest at a rate 5% above the then-effective interest rate and, at GHI LLC’s option, is payable either in cash or in cash and shares of Company common stock, valued at market, equal to up to 10% of the outstanding principal amount of the loan. A default fee equal to 0.5% of the outstanding principal applies if any default exists for 10 days or more.

Scheduled maturities of the Company’s long-term debt, as they exist as of June 30, 2022, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2022	$—
2023	0.2
2024	3.5
2025	—
2026	—
2027 and thereafter	—
Total	$3.7

Note 7 — Stock-Based Compensation

We have stock-based compensation awards consisting of stock options under the 2011 Incentive Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, there are no remaining shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan. The Company did not have any stock-based compensation expense for the three and six months ended June 30, 2022 and 2021.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2021	1,360	$106.00
Outstanding June 30, 2022	1,360	$106.00
Exercisable as of June 30, 2022	1,311	$106.00

As of June 30, 2022, options to purchase 1,360 shares are outstanding and 1,311 shares are exercisable, and the aggregate intrinsic value of all outstanding stock options was $0.0 million. No options were granted or exercised during the three months or six months ended June 30, 2022.

As of June 30, 2022, unrecognized compensation expense related to outstanding stock options was immaterial.

Note 8 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income (loss), excluding unusual or infrequently occurring discrete items. For the three months ended June 30, 2022, we recorded income tax from continuing operations of $0.0 million, on a loss of $0.7 million. For the three months ended June 30, 2021, we recorded income tax from continuing operations of $0.0 million on income of $12.0 million. The effective income tax rate for the three months ended June 30, 2022 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

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

The Company did not purchase any shares during the three and six months ended June 30, 2022. Since the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million, and, as of June 30, 2022, we had remaining authorization to repurchase 1,720 additional shares.

As of June 30, 2022 and December 31, 2021, the Company has 2,927 shares of treasury stock, acquired at an average price of $8,496.47 per share.

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

Note 10 — Segment Information

As of June 30, 2022, the asset management business is our only reportable segment.

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

Net revenue, operating loss from operations and assets by segment were as follows (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Net revenue
Asset management business	$—	$—	$—	$—
Total net revenue	—	—	—	—
Operating loss from operations
Asset management business	(0.3)	(0.8)	(0.7)	(2.0)
Total segment operating loss	(0.3)	(0.8)	(0.7)	(2.0)
Corporate and unallocated	(0.5)	(0.6)	(0.9)	(0.7)
Total operating loss	(0.8)	(1.4)	(1.6)	(2.7)
Interest expense	—	(0.8)	(0.1)	(1.7)
Gain on Chapter 11 reorganization	—	13.8	—	13.8
Bank Loan forgiveness	—	0.4	—	0.4
Other income (expense), net	0.1	—	0.2	—
Income (loss) from continuing operations before income taxes	$(0.7)	$12.0	$(1.5)	$9.8

	June 30,
	2022	December 31,
(In millions)	(unaudited)	2021
Assets
Asset management business	$13.5	$13.2
Total segment assets	13.5	13.2
Corporate and unallocated	2.5	4.0
Total consolidated assets	$16.0	$17.2

Note 11 — Litigation, Commitments and Contingencies

In an action removed, on February 14, 2022, from New York Supreme Court to the Southern District of New York, Cypress Holdings, III L.P. v. Sport-BLX, Inc. et al., 1:22-cv-01243-LGS (S.D.N.Y.), plaintiff Cypress Holdings, III L.P. purports to assert claims against SportBLX, Mr. Hall, and Mr. De Perio for securities fraud and related issues and seeks compensatory damages, punitive damages and attorneys’ fees, in connection with solicitations of investments in SportBLX. Plaintiff also purports to allege that the Company is liable for unjust enrichment and tortious interference with contract. Defendants filed motions seeking to disqualify Plaintiff’s counsel, which are pending before the Court. The Company intends to defend this matter vigorously and its motion to dismiss the amended complaint in its entirety will be forthcoming. As of June 30, 2022, the Company believes that an outcome resulting in a loss is remote and does not have any accruals related to the matter.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There has historically been no material losses related to such indemnifications. As of June 30, 2022 and December 31, 2021, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us to liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of June 30, 2022. Compliance with environmental regulations has not had a material adverse effect on our financial results.

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

The Company received distributions from the bankruptcy estate totaling $6,594,703 in 2021. The Company received additional distributions of $17,909 during the six months ended June 30, 2022. There are no funds remaining in the bankruptcy estate and any additional distributions, if any, are expected to be immaterial.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended June 30, 2022

●	Net revenue from continuing operations was $0.0 million for the three months ended June 30, 2022 and 2021.

●	Operating loss from continuing operations was $0.8 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively.

●	Basic and diluted loss per share from continuing operations was $26.52 for the three months ended June 30, 2022, compared with basic and diluted income per share of $476.19 for the same period last year.

Consolidated Results of Operations for the Six Months Ended June 30, 2022

●	Net revenue from continuing operations was $0.0 million for the six months ended June 30, 2022 and 2021.

●	Operating loss from continuing operations was $1.6 million for the six months ended June 30, 2022, compared to an operating loss of $2.7 million in the same period last year. This was a decrease of $1.1 million, primarily due to an effort to reduce overhead.

●	Basic and diluted loss per share from continuing operations was $56.82 for the six months ended June 30, 2022, compared with basic and diluted income per share of $388.88 for the same period last year.

Cash Flow/Financial Condition for the Six Months Ended June 30, 2022

●	Cash and cash equivalents totaled $2.6 million at June 30, 2022, compared with $4.1 million at December 31, 2021. The decrease in the cash balance of $1.5 million was primarily due to operating expenses.

Results of Operations

The following discussion relates to continuing operations unless indicated otherwise. “NM” means that the percentage amount is not meaningful.

Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Net revenue	$—	$—	NM	$—	$—	—

Net revenue for the three and six months ended June 30, 2022 and 2021 was $0.0 million.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Selling, general and administrative	$0.8	$1.1	(27.3)%	$1.6	$2.4	(33.3)%
As a percent of revenue	NM	NM		NM	NM

SG&A expense decreased for the three months ended June 30, 2022 by $0.3 million (or 27.3%), compared with the same period last year, primarily due to an effort to reduce overhead.

SG&A expense decreased for the six months ended June 30, 2022 by $0.8 million (or 33.3%), compared with the same period last year, primarily due to pre-petition professional fees incurred in connection with the bankruptcy and software depreciation in 2021.

Operating Loss from Continuing Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Operating loss from continuing operations	$(0.8)	$(1.4)	(42.9)%	$(1.6)	$(2.7)	(40.7)%
As a percent of revenue	NM	NM		NM	NM

Operating loss from continuing operations was $0.8 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. Operating loss from continuing operations decreased by $0.6 million for the three months ended June 30, 2022, compared with the same period last year, primarily due to an effort to reduce overhead.

Operating loss from continuing operations was $1.6 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively. Operating loss from continuing operations decreased by $1.1 million for the six months ended June 30, 2022, compared with the same period last year, primarily due to an effort to reduce overhead.

Other Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Interest expense	$—	$(0.8)	(100.0)%	$(0.1)	$(1.7)	(94.1)%
Gain on Chapter 11 reorganization	—	13.8	(100.0)%	—	13.8	(100.0)%
Bank Loan forgiveness	—	0.4	(100.0)%	—	0.4	(100.0)%
Other income, net	0.1	—	NM	0.2	—	NM
Total other income	$0.1	$13.4	(99.3)%	$0.1	$12.5	(99.2)%
As a percent of revenue	NM	NM		NM	NM

Total other income for the three months ended June 30, 2022 was $0.1 million, compared to $13.4 million for the same period last year. Other income for the three months ended June 30, 2021 was primarily related to the gain on the Chapter 11 reorganization and the Bank Loan forgiveness.

Total other income for the six months ended June 30, 2022 was $0.1 million, compared to $12.5 million for the same period last year. Other income for the six months ended June 30, 2021 was primarily related to the gain on the Chapter 11 reorganization and the Bank Loan forgiveness.

Income Tax Provision

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Income tax benefit (provision)	$—	$—	NM	$—	$—	NM
Effective tax rate	0.0%	0.0%		0.0%	0.0%

Income tax for the three and six months ended June 30, 2022 and 2021 was $0.0 million, due to losses in the period or loss carryovers from prior periods.

Segment Results

The asset management business is our only reportable segment as of June 30, 2022.

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

Information related to our segment is as follows:

Asset Management Business

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Operating loss	$(0.3)	$(0.8)	(62.5)%	$(0.7)	$(2.0)	(65.0)%

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Corporate and unallocated operating loss	$(0.5)	$(0.6)	(16.7)%	$(0.9)	$(0.7)	28.6%

For the three months ended June 30, 2022 and 2021, corporate and unallocated operating loss consists of $0.5 million and $0.6 million, respectively, of corporate general and administrative expenses, representing a 16.7% decrease from the prior year.

For the six months ended June 30, 2022 and 2021, corporate and unallocated operating loss consists of $0.9 million and $0.7 million of corporate general and administrative expenses, representing a 28.6% increase from the prior year. The increase is primarily due to legal fees in connection with the lawsuit.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and six months ended June 30, 2022.

Financial Position

Our cash and cash equivalents balance as of June 30, 2022 was $2.6 million, compared to $4.1 million as of December 31, 2021.

Our accounts payable balance as of June 30, 2022 was $1.3 million, compared to $1.1 million as of December 31, 2021.

Our other current liabilities balance as of June 30, 2022 and December 31, 2021 was $0.4 million.

Liquidity and Capital Resources

Cash Flows Provided by (Used in) Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2022	2021
Net income (loss)	$(1.5)	$9.5
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment-in-Kind interest	0.1	—
Depreciation and amortization	—	0.3
Change in non-controlling interest	—	(0.4)
Gain on Chapter 11 reorganization	—	(13.8)
Bank Loan forgiveness	—	(0.4)
Loss on sale of investments	—	0.2
Changes in operating assets and liabilities	0.1	2.1
Net cash used in operating activities	$(1.3)	$(2.5)

Cash used in operating activities was $1.3 million for the six months ended June 30, 2022, which was related to ordinary operating expenses. Cash used in operating activities was $2.5 million for the six months ended June 30, 2021, which was primarily related to ordinary operating expenses.

Cash Flows Provided by Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2022	2021
Purchase of investments	$(0.2)	$—
Proceeds from sale of unsecured claims from related party pursuant to Chapter 11 reorganization	—	0.5
Collection of notes receivable from related party pursuant to Chapter 11 reorganization	—	0.7
Net cash provided by (used in) investing activities	$(0.2)	$1.2

Investing activities for the six months ended June 30, 2022 included a $0.2 million contribution to the Arrive investment. For the six months ended June 30, 2021, cash provided by investing activities included the sale of unsecured claims and the collection of notes receivable from related parties pursuant to the Chapter 11 reorganization.

Cash Flows Provided by Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2022	2021
Proceeds from ESW debtor-in-possession note payable	$—	$0.3
Net cash provided by financing activities	$—	$0.3

The Company had no cash provided by financing activities for the six months ended June 30, 2022. Cash provided by financing activities for the six months ended June 30, 2021 related to a debtor-in-possession note payable.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $2.6 million cash and cash equivalents on hand as of June 30, 2022.

We expect that our cash, in addition to asset monetization, will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2022, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022, the end of the period covered by this report, the Chief Executive Officer, Daniel Strauss, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended June 30, 2022, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our legacy businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of June 30, 2022, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date:	August 12, 2022	By:	/s/ Francis Ruchalski
		Name:	Francis Ruchalski
		Title:	Chief Financial Officer
(duly authorized officer and principal financial officer)

