Form 10-K
period 2022-12-31
GlassBridge Enterprises, Inc.
filed 2023-04-07
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked price of $10.00 as reported on OTC Markets on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was $0.2 million.

The number of shares outstanding of the registrant’s common stock on March 29, 2023 was 25,170.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLASSBRIDGE ENTERPRISES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

Cautionary Statements Regarding Forward-Looking Statements

We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-K, in our other filings with the U.S. Securities and Exchange Commission (“SEC”) and in our reports to stockholders.

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

Asset Management Business

The Company operates its private asset management business through a number of subsidiaries. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through managed funds, as well as separate managed accounts.

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

In July 2020, the Company and certain of its subsidiaries completed a series of transactions that resulted, among other things, in the Company’s reacquiring shares of Adara Enterprises, Corp. (“Adara” or “AEC”) sold in October 2019; disposing of obligations incurred in connection with the sale; and entering into a Loan and Security Agreement (the “ESW Loan Agreement”).

In January 2021, Adara received notice from ESW Holdings, Inc. (“ESW”) that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under the ESW Loan Agreement. Pursuant to the ESW Loan Agreement, AEC gave to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s SportBLX stock. The Loan Agreement provided that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW would acquire all equity in AEC, as reorganized, and indirectly certain of AEC’s assets, most notably, property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from AEC’s net operating losses. In the loan agreement, ESW agreed to provide $8.5 million to the bankruptcy estate to cover costs of administering the AEC bankruptcy case and to satisfy the claims of valid creditors, with any residual funds to be paid to GlassBridge. The $8.5 million was to be paid upon the effectiveness of AEC’s Chapter 11 plan (less any amounts advanced to AEC in the form of a DIP loan) and maintained awaiting outside creditor claims.

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

The Company received distributions from the bankruptcy estate totaling $6,594,703 in 2021 and received additional distributions of $17,909 during the year ended December 31, 2022. As of December 31, 2022, there are no funds remaining in the bankruptcy estate.

Adara has historically been one of the subsidiaries through which the Company has operated its asset management business. The Company, however, remains committed to its asset management business and holds various investments and assets, including Arrive LLC (“Arrive”), in other subsidiaries.

At December 31, 2022, the Company employed 5 people.

Executive Officers

As of April 7, 2023, the Company has two executive officers.

Daniel A. Strauss, age 38, is our Chief Executive Officer and principal executive officer. Mr. Strauss served as our Chief Operating Officer from March 2017 through December 2019. Mr. Strauss was a Portfolio Manager at Clinton Group Inc. (“Clinton”), a hedge fund, from 2010 until 2019. Mr. Strauss was formerly a member of the board of directors of SportBLX, the Chief Executive Officer of Adara, and a member of the board of directors of Adara through June 2021. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity, through which he has developed a deep understanding of corporate finance and strategic planning activities. At Clinton, Mr. Strauss was responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss was responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co. as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions, from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC), from August 2011 until December 2015, and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School of Business at New York University.

Francis Ruchalski, CPA, age 59, is our Chief Financial Officer. Mr. Ruchalski is on the Clinton board of directors and was formerly the Chief Financial Officer of Clinton from February 1997 to December 2019. In addition, Mr. Ruchalski was formerly the Chief Financial Officer of SportBLX, a member of its board of directors and a member of the board of directors for Adara. Prior to joining Clinton, Mr. Ruchalski was an audit manager with Anchin, Block & Anchin, LLP, a certified public accounting firm, from 1986 to 1997. Mr. Ruchalski’s responsibilities while with Anchin, Block & Anchin LLP included client auditing and financial and taxation planning. Mr. Ruchalski holds a bachelor of science in accounting from St. John’s University.

Availability of SEC Reports

Our SEC filings are available to the public from the SEC’s internet site at www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and our proxy statements are available on the SEC’s internet site. These reports are available through the SEC’s internet site as soon as they are published by the SEC, after we electronically file the material with, or furnish it to, the SEC. You may read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The foregoing reports are available free of charge on our internet site, www.glassbridge.com, and we make electronic or paper copies available on request.

A copy of the GlassBridge code of ethics and charters for the committees of our Board may be obtained, free of charge, by sending a written request to Corporate Secretary, GlassBridge Enterprises, Inc., 411 East 57th Street, Suite 1-A, New York, New York 10022. Our code of ethics is part of our broader Business Conduct Policy, which may be obtained by written request to the Corporate Secretary, as above. If we make any amendments to our code of ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver via current report on Form 8-K and/or a separate release, as necessary. Our website address is www.glassbridge.com. No information furnished via any website is incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Plaintiff Cypress Holdings, III L.P. (“Cypress”) filed an action against GlassBridge Enterprises, Inc. in New York Supreme Court, which was removed to the United States District Court, Southern District of New York, on February 14, 2022, captioned Cypress Holdings, III L.P. v. Sport-BLX, Inc. et al., 1:22-cv-01243-LGS (S.D.N.Y.). In its Second Amended Complaint, Cypress purports to assert claims against SportBLX, Mr. Hall, and Mr. De Perio for securities fraud and related issues and seeks compensatory damages, punitive damages and attorneys’ fees, in connection with solicitations of investments in SportBLX. Cypress also purports to allege that GlassBridge Enterprises, Inc. is liable for unjust enrichment, tortious interference with contract, aiding and abetting a breach of fiduciary duty and minority shareholder oppression. Cypress also purports to assert claims against Messrs. Strauss and Ruchalski for breach of fiduciary duty and corporate waste, as well as additional claims against Clinton Group Inc., Cesar Baez, Christopher Johnson, and Sport-BLX Securities, Inc. arising from solicitations of investments in SportBLX.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 29, 2023, there were 25,170 shares of our common stock, $0.01 par value, outstanding and held by 36 stockholders of record.

Until May 21, 2021, our common stock traded on the OTCQB under the symbol “GLAE”. On May 21, 2021, OTC Markets moved the Company’s common stock from the OTCQB market to Pink because we had not yet filed Form 10-K for 2020.

Over-the counter quotations reported by OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

No dividends were declared or paid during 2022 or 2021. Any future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

See Note 9 – Stock Based Compensation of Notes to Consolidated Financial Statements.

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

The Company received distributions from the bankruptcy estate totaling $6,594,703 in 2021 and received additional distributions of $17,909 during the year ended December 31, 2022. As of December 31, 2022, there are no funds remaining in the bankruptcy estate.

Adara has historically been one of the subsidiaries through which the Company has operated its asset management business. The Company, however, remains committed to its asset management business and holds various investments and assets, including Arrive, in other subsidiaries.

Executive Summary

Consolidated Results of Continuing Operations for the Year Ended December 31, 2022

●	Revenue of $0.1 million in 2022, compared with revenue of $0.1 million in 2021.

●	Selling, general and administrative expense was $3.1 million in 2022, down $2.9 million compared with $6.0 million in 2021. The decrease is primarily due to consulting fees paid to GHI LLC and the Chapter 11 reorganization of Adara in the prior year.

●	Operating loss from continuing operations was $3.0 million in 2022, compared to an operating loss of $6.2 million in 2021. The decrease is primarily due to the same reasons as the decrease in selling, general and administrative expenses.

●	Other income was $0.0 million in 2022, compared with other income of $19.2 million in 2021. Other income in 2021 primarily related to the gain on Chapter 11 reorganization of Adara.

●	Basic and diluted loss per share from continuing operations was $113.64 for 2022 compared with income per share of $511.81 for 2021 due to items mentioned above.

Consolidated Cash Flow/Financial Condition for the Year Ended December 31, 2022

●	Cash and cash equivalents totaled $1.2 million as of December 31, 2022, compared with $4.1 million cash and cash equivalents at December 31, 2021.

●	Cash used in operating activities was $2.7 million in 2022 compared with cash used in operating activities of $6.6 million in 2021. Cash used in operating activities in 2022 was primarily related to ordinary operating expenses. Cash used in operating activities in 2021 was primarily related to a consulting agreement signed with GHI LLC and ordinary operating expenses.

●	Cash used in investing activities was $0.2 million in 2022 compared with cash provided by investing activities of $8.6 million in 2021. Cash used in investing activities for the year ended December 31, 2022, included a $0.2 million contribution to the Arrive investment. Cash provided by investing activities in 2021 included the sale of unsecured claims, the collection of notes receivable from related parties pursuant to the Chapter 11 reorganization and proceeds from the assignment of related party notes receivable, accrued interest receivable and the distribution of funds from the bankruptcy trust.

●	Cash provided by financing activities was $0.0 million in 2022, compared with $0.3 million in 2021. Cash provided by financing activities in 2021 was primarily related to a debtor-in-possession note payable, the GHI note payable and payments related to the Stock Purchase Agreement notes payable.

See Analysis of Cash Flows section below for further information.

Results of Operations

Net Revenue

	Years Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(In millions)
Net revenue	$0.1	$0.1	0.0%

“NM” - Indicates the Percent Change is not meaningful

Net revenue was $0.1 million for the year ended December 31, 2022, and $0.1 million for the year ended December 31, 2021.

Selling, General and Administrative (SG&A)

	Years Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(In millions)
Selling, general and administrative	$3.1	$6.0	(48.3)%
As a percent of revenue	NM	NM

SG&A expense decreased in 2022 compared with 2021 by $2.9 million (or 48.3%) primarily due to consulting fees paid to GHI LLC and the Chapter 11 reorganization of Adara in the prior year.

Restructuring

	Years Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(In millions)
Restructuring	$—	$0.3	(100.0)%
As a percent of revenue	NM	300.0%

Total restructuring expense was $0.0 million and $0.3 million, for the years ended December 31, 2022 and 2021, respectively. Restructuring expense of $0.3 million for the year ended December 31, 2021 was attributable to post petition fees in connection with the bankruptcy.

Operating Loss From Continuing Operations

	Years Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(In millions)
Operating loss	$(3.0)	$(6.2)	(51.6)%
As a percent of revenue	(3,000)%	(6,200.0)%

Operating loss from continuing operations of $3.0 million decreased in 2022 by $3.2 million, compared with an operating loss of $6.2 million in 2021.

Other Income and (Expense)

	Years Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(In millions)
Interest expense	$(0.3)	$(2.0)	(85.0)%
Gain on Chapter 11 reorganization	—	20.4	(100.0)%
Bank Loan forgiveness	—	0.4	(100.0)%
Other income (expense), net	0.3	0.4	(25.0)%
Total other income (expense)	$—	$19.2	(100.0)%
As a percent of revenue	NM	19,200.0%

NM - Not meaningful

Total other expense was $0.0 million in 2022, compared to other income of $19.2 million in 2021. Other expense in 2022 primarily related to interest in connection with the GHI Loan Agreement. Other income in 2021 primarily related to the gain on Chapter 11 reorganization of Adara and forgiveness of a note payable issued under the Paycheck Protection Program (the “Bank Loan”).

Income Tax Benefit (Provision)

	Years Ended December 31,
	2022	2021
	(In millions)
Income tax benefit (provision)	$—	$—
Effective tax rate	NM	NM

NM - Not meaningful

The income tax provision was $0.0 million in 2022 and 2021. Because we maintain a valuation allowance related to our U.S. deferred tax assets, the tax provision generally represents discrete tax events that may occur from time to time.

As of December 31, 2022 and 2021, we had valuation allowances of $148.1 million and $157.2 million, respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain operating loss carryforwards, deferred tax deductions, capital loss carryforwards and tax credit carryforwards.

Income (loss) from discontinued operations

	For the Years Ended December 31,
	2022	2021
	(In millions)
Net revenue	—	—
Operating expenses:
Selling, general and administrative	—	1.1
Impairment of goodwill	—	—
Restructuring and other	—	(0.6)
Total operating expenses	—	0.5
Operating loss from discontinued operations	—	(0.5)
Other expense:
Interest expense	—	(0.2)
Total other expense	—	(0.2)
Loss from discontinued operations, before income taxes	—	(0.7)
Gain on sale and deconsolidation of discontinued business	—	16.7
Income tax	—	—
Income (loss) from discontinued operations, net of income taxes	$—	$16.0

Discontinued operations represent the results of operations from our Sports Technology Platform.

Restructuring and other includes the net loss attributable to noncontrolling interest of $0.6 million for the year ended December 31, 2021. This amount was reclassified to discontinued operations due to the sale of the Sports Technology Platform in the period ending December 31, 2021.

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

See Note 4 - Discontinued Operations in our Notes to Consolidated Financial Statements for more information.

Segment Results

With the sale of the Sport Technology Platform business on December 30, 2021, the asset management business is our only reportable segment as of December 31, 2022. Results from the Sports Technology Platform were reported within discontinued operations.

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

Information related to our segments is as follows:

Asset Management Business

	Years Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(In millions)
Net revenue	$0.1	$0.1	(100.0)%
Operating loss	$(1.3)	$(2.0)	(35.0)%

As a percent of revenue	(1,300.0)%	(2,000.0)%

NM - Not meaningful

Revenue from our asset management business primarily consists of management and performance fees paid by the funds under our management.

Corporate and Unallocated

	Years Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
	(In millions)
Corporate and unallocated operating loss	$(1.7)	$(4.2)	(59.5)%
Restructuring and other	—	—	—%
Total	$(1.7)	$(4.2)	(59.5)%

For the year ended December 31, 2022, the corporate and unallocated operating loss decreased by $2.5 million compared to 2021. For the year ended December 31, 2021, the $0.3 million of restructuring expense presented on the Consolidated Statements of Operations was allocated to the Asset Management Business.

Financial Position

Our cash and cash equivalents balance, as of December 31, 2022, was $1.2 million, compared to cash of $4.1 million, as of December 31, 2021. See the Analysis of Cash Flows section below for more information.

Our accounts payable balance, as of December 31, 2022, was $1.2 million, an increase of $0.1 million from $1.1 million, as of December 31, 2021.

Our other current liabilities balance, as of December 31, 2022 and 2021, was $0.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity include our cash and cash equivalents. Our primary operating liquidity needs relate to our working capital and funding our operations.

We had $1.2 million cash on hand as of December 31, 2022.

Our liquidity needs for the next 12 months include the following: corporate expenses of approximately $2.8 million and any cash shortfall associated with our businesses.

We expect that our cash, in addition to asset monetization, will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Restricted cash is related to contractual obligations or restricted by management and is included in other current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. The restricted cash balance in other current assets as of December 31, 2022 and 2021 was $0.0 million.

Analysis of Cash Flows

Cash Flows Used in Operating Activities:

	Years Ended December 31,
	2022	2021
	(In millions)
Net income (loss)	$(3.0)	$29.0
Adjustments to reconcile net income (loss) to net cash used in operating activities	0.3	(37.8)
Changes in operating assets and liabilities	—	2.2
Net cash used in operating activities	$(2.7)	$(6.6)

Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities for 2022 and 2021 was primarily driven by corporate expenditures.

Cash Flows Provided by (Used in) Investing Activities:

	Years Ended December 31,
	2022	2021
	(In millions)
Purchase of investments	$(0.2)	$—
Proceeds from sale of unsecured claims from related party pursuant to Chapter 11 reorganization	—	0.5
Proceeds from sale of platform code to a related party	—	0.2
Proceeds from sale of SportBLX to a related party	—	0.2
Collection of notes receivable from related party pursuant to Chapter 11 reorganization	—	0.7
Proceeds from bankruptcy trust pursuant to Chapter 11 reorganization	—	6.6
Proceeds received for the assignment of related party notes receivable and accrued interest to FDC	—	0.4
Net cash provided by (used in) investing activities	$(0.2)	$8.6

Cash used in investing activities in 2022 included a $0.2 million contribution to the Arrive investment. Cash provided by investing activities in 2021 included proceeds distributed from the bankruptcy trust of $6.6 million and proceeds from related party transactions in connection with the disposition of SportBLX. See Note 7 – Debt and Note 14 - Related Party Transactions for more information.

Cash Flows Provided by Financing Activities:

	Years Ended December 31,
	2022	2021
	(In millions)
Proceeds from ESW debtor-in-possession note payable	$—	$0.3
Proceeds from GHI LLC note payable	—	3.3
Payment to satisfy in full the Stock Purchase Agreement notes payable	—	(3.4)
Payment to satisfy $1,500,000 of related party debt	—	(0.1)
Proceeds from sale of warrants	—	0.2
Net cash provided by financing activities	$—	$0.3

Cash provided by financing activities in 2022 was $0.0 million. Cash provided by financing activities of $0.3 million in 2021 relates to a debtor-in-possession note payable, the GHI note payable and payments related to the stock purchase agreement notes payable. See Note 7 – Debt and Note 14 – Related Party Transactions for more information.

No dividends were declared or paid during 2022 or 2021. Any future dividends are at the discretion of and subject to the approval of our Board.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates to ensure they are consistent with historical experience and the various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and could materially impact our results of operations.

We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Uncertain Tax Positions. Our income tax returns are subject to review by various taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the consolidated financial statements is that the position must more-likely-than-not be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized. At December 31, 2021 and 2022, our accrual related to uncertain tax positions and unrecognized tax benefits was $0.0 million.

Our U.S. federal income tax returns for 2019 through 2021 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of GlassBridge Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GlassBridge Enterprises, Inc. (the “Company”) at December 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

April 7, 2023

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
	(In millions, except share and per share amounts)
Net revenue	$0.1	$0.1
Operating expenses:
Selling, general and administrative	3.1	6.0
Restructuring and other	—	0.3
Total operating expenses	3.1	6.3
Operating loss from continuing operations	(3.0)	(6.2)
Other income (expense):
Interest expense	(0.3)	(2.0)
Gain on Chapter 11 reorganization	—	20.4
Bank Loan forgiveness	—	0.4
Other income, net	0.3	0.4
Total other income	—	19.2
Income (loss) from continuing operations before income taxes	(3.0)	13.0
Income tax	—	—
Income (loss) from continuing operations	(3.0)	13.0
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.7)
Gain on sale and deconsolidation of discontinued business, net of income taxes	—	16.7
Loss from discontinued operations, net of income taxes	—	16.0
Net income (loss)	$(3.0)	$29.0

Income (loss) per common share — basic and diluted:
Continuing operations	$(113.64)	$511.81
Discontinued operations	—	629.92
Net income (loss)	$(113.64)	$1,141.73
Weighted average common shares outstanding:
Basic and diluted (in thousands)	26.4	25.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In millions, except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1.2	$4.1
Accounts receivable, net	0.1	0.1
Total current assets	1.3	4.2
Investment in Arrive, cost (See Note 6 – Arrive Investment)	12.8	12.8
Other assets and other investments (See Note 6 – Arrive Investment)	0.5	0.2
Total assets	$14.6	$17.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.2	$1.1
Other current liabilities	0.4	0.4
Total current liabilities	1.6	1.5
GHI LLC note payable	3.7	3.4
Deferred tax liabilities	0.2	0.2
Total liabilities	5.5	5.1
See Note 13 – Litigation, Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares	—	—
2022 – shares issued: 28,097, outstanding: 25,170
2021 – shares issued: 28,097, outstanding: 25,170
Additional paid-in capital	1,073.0	1,073.0
Accumulated deficit	(1,039.0)	(1,036.0)
Treasury stock, at cost 2,927 shares at December 31, 2022; 2,927 shares at December 31, 2021	(24.9)	(24.9)
Total shareholders’ equity	$9.1	$12.1
Total liabilities and shareholders’ equity	$14.6	$17.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Non-controlling	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	(Deficit)
Balance as of December 31, 2020	28,097	$—	$1,059.6	$(1,065.0)	2,927	$(24.9)	$22.7	$(7.6)
Net income (loss)				29.0			(0.7)	28.3
Deconsolidation of subsidiary							(22.0)	(22.0)
Sale of warrants			0.2					0.2
Extinguishment of Stock Purchase Agreement Notes Payable, related party			10.0					10.0
Extinguishment of related party debt			3.2					3.2
Balance as of December 31, 2021	28,097	$—	$1,073.0	$(1,036.0)	2,927	$(24.9)	$—	$12.1
Net loss				(3.0)				(3.0)
Balance as of December 31, 2022	28,097	$—	$1,073.0	$(1,039.0)	2,927	$(24.9)	$—	$9.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$(3.0)	$29.0
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	0.3
Payment-in-Kind interest	0.3	0.1
Gain on Chapter 11 reorganization	—	(20.4)
Gain on sale and deconsolidation of SportBLX	—	(16.7)
Bank Loan forgiveness	—	(0.4)
Change in non-controlling interest	—	(0.7)
Changes in operating assets and liabilities:
Other current assets	—	0.4
Other assets	(0.1)	0.1
Accounts payable	0.1	0.1
Other liabilities	—	1.6
Net cash used in operating activities	(2.7)	(6.6)
Cash Flows from Investing Activities:
Purchase of investments	(0.2)	—
Proceeds from sale of unsecured claims from related party pursuant to Chapter 11 reorganization	—	0.5
Proceeds from sale of platform code to a related party	—	0.2
Proceeds from sale of SportBLX to a related party	—	0.2
Collection of notes receivable from related party pursuant to Chapter 11 reorganization	—	0.7
Proceeds from bankruptcy trust pursuant to Chapter 11 reorganization	—	6.6
Proceeds received for the assignment of related party notes receivable and accrued interest to Fintech Debt Corp	—	0.4
Net cash provided by (used in) investing activities	(0.2)	8.6
Cash Flows from Financing Activities:
Proceeds from ESW debtor-in-possession note payable	—	0.3
Proceeds from GHI LLC note payable	—	3.3
Payment to satisfy in full the Stock Purchase Agreement notes payable	—	(3.4)
Payment to satisfy $1,500,000 of related party debt	—	(0.1)
Proceeds from sale of warrants	—	0.2
Net cash provided by financing activities	—	0.3
Net change in cash and cash equivalents	(2.9)	2.3
Cash and cash equivalents — beginning of year	4.1	1.8
Cash and cash equivalents — end of year (a)	$1.2	$4.1

Supplemental disclosures of cash paid during the year:
Income taxes (net of refunds received)	$—	$(0.6)
Interest expense	0.1	0.6

Non-cash investing and financing activities during the period:
Extinguishment of ESW note payable in Chapter 11 reorganization	—	(11.0)
Extinguishment of debtor-in-possession loan in Chapter 11 reorganization	—	(0.3)
Forgiveness of Bank Loan	—	(0.4)
Extinguishment of Stock Purchase Agreement Notes Payable	—	(14.2)
Recognition of related party debt and accrued interest payable to Fintech Debt Corp.	—	4.6
Extinguishment of related party debt and accrued interest payable to Fintech Debt Corp.	—	(4.6)
Total non-cash investing and financing activities during the period	$—	$(25.9)

(a) The following table provides a reconciliation of cash and cash equivalents to amounts reported within the Consolidated Balance Sheets
Current assets:
Cash and cash equivalents	$1.2	$4.1
Total cash and cash equivalents	$1.2	$4.1

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

In January 2021, Adara received notice from ESW Holdings, Inc. (“ESW”) that Adara had defaulted on its obligation to pay at maturity, i.e., on January 20, 2021, $11,000,000 in principal and all other amounts due to ESW under the ESW Loan Agreement. Pursuant to the ESW Loan Agreement, AEC had given to ESW a security interest in all of AEC’s assets, and GlassBridge pledged to ESW all of GlassBridge’s AEC stock and 30% of GlassBridge’s Sport-BLX, Inc. (“SportBLX”) stock. The Loan Agreement provided that, upon AEC’s default, AEC may elect to cooperate with ESW to effect a prearranged reorganization of AEC in bankruptcy, pursuant to which ESW would acquire from GlassBridge all equity in AEC, as reorganized, and certain of its assets, most notably property and equipment consisting of quantitative trading software, as well as deferred tax assets resulting from net operating losses, for consideration of $8,500,000, which amount would be used to satisfy the claims of all valid creditors and certain administrative expenses associated with the bankruptcy case, with all residual funds to be paid to GlassBridge. On April 22, 2021, AEC filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware. AEC’s prepackaged chapter 11 plan of reorganization was confirmed at a hearing on June 9, 2021 and became effective on June 15, 2021 (the “Effective Date”). Upon the occurrence of the Effective Date, ESW paid $8.5 million in consideration, less $325,000 that ESW had previously funded in the form of a post-petition debtor-in-possession loan to AEC to fund the costs of administration associated with AEC’s bankruptcy case and to satisfy valid creditor claims Also on the Effective Date, by order of the Bankruptcy Court, GlassBridge shares of AEC were canceled, and shares in reorganized AEC were issued to ESW and an affiliate. In addition, on the Effective Date, GlassBridge received a release of its guaranty obligations to ESW.

The Company received distributions from the bankruptcy estate totaling $6,594,703 in 2021 and received additional distributions of $17,909 during the year ended December 31, 2022. As of December 31, 2022, there are no funds remaining in the bankruptcy estate.

Adara has historically been one of the subsidiaries through which the Company has operated its asset management business. The Company, however, remains committed to its asset management business and holds various investments and assets, including Arrive LLC (“Arrive”), in other subsidiaries.

On December 30, 2021 the Company completed the disposition of its entire interest in SportBLX, selling all of its shares to Fintech Debt Corp. (“FDC”) for $137,038. FDC is controlled by George E. Hall and Joseph A. De Perio, who are beneficial owners of the Company.

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

Restricted Cash. Cash related to contractual obligations or restricted by management for specific use is classified as restricted and is included in other current assets on our Consolidated Balance Sheets depending on the timing of the restrictions. As of December 31, 2022 and 2021, we did not have any restricted cash included in other current assets.

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

Trade Accounts Receivable and Allowances. Trade accounts receivable are stated net of estimated allowances, which primarily represent estimated amounts associated with customer returns, discounts on payment terms and the inability of certain customers to make the required payments. When determining the allowances, we take several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers and our day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenue or as bad debt expense (included in selling, general and administrative expense), as appropriate, in our Consolidated Statements of Operations. In general, accounts which have entered into an insolvency action, have been returned by a collection agency as uncollectible or whose existence can no longer be confirmed are written off in full and both the receivable and the associated allowance are removed from our Consolidated Balance Sheets. If, subsequent to the write-off, a portion of the account is recovered, it is recorded as a reduction of bad debt expense in our Consolidated Statements of Operations at the time cash is received.

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

Restructuring. Restructuring generally includes significant actions involving employee-related severance charges, contract termination costs, and impairment or accelerated depreciation/amortization of assets associated with such actions. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which is typically when management approves the associated actions. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. Asset impairment charges related to intangible assets and property, plant and equipment, when applicable, reflect the excess of the assets’ carrying values over their fair values.

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

Our income tax returns are subject to review by various taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the consolidated financial statements is that the position must be more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized.

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

New Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 — Income (Loss) per Common Share

The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Years Ended December 31,
	2022	2021
	(In millions, except share and per share amounts)
Numerator:
Income (loss) from continuing operations	$(3.0)	$13.0
Loss from discontinued operations, net of income taxes	—	(0.7)
Gain on sale and deconsolidation of discontinued business, net of income taxes	—	16.7
Net income (loss)	$(3.0)	$29.0
Denominator:
Weighted average number of shares outstanding during the period - basic and dilutive (in thousands)	26.4	25.4

Income (loss) per common share — basic and diluted:
Continuing operations	$(113.64)	$511.81
Discontinued operations	—	629.92
Net income (loss)	$(113.64)	$1,141.73

The Company has 1,360 shares of outstanding and exercisable stock options that have been excluded because they would be anti-dilutive. See Note 9 –Stock-Based Compensation for additional information on the stock options.

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

(in millions)
Sale of proprietary code to S-BLX Securities	$0.2
Gain on repurchase of SportBLX debt from FDC	1.4
Sale of SportBLX to FDC
Proceeds	0.1
Basis in SportBLX	1.3
Goodwill	(8.3)
Non-controlling interest	22.0
Net gain on the sale and deconsolidation of SportBLX	$16.7

Results of Discontinued Operations

The operating results for the Sports Technology Platform are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	For the Years Ended December 31,
	2022	2021
	(In millions)
Net revenue	$—	$—
Operating expenses:
Selling, general and administrative	—	1.1
Restructuring and other	—	(0.6)
Total operating expenses	—	0.5
Operating loss from discontinued operations	—	(0.5)
Other expense:
Interest expense	—	(0.2)
Total other expense	—	(0.2)
Loss from discontinued operations, before income taxes	—	(0.7)
Gain on sale and deconsolidation of discontinued business	—	16.7
Income tax	—	—
Income (loss) from discontinued operations, net of income taxes	$—	$16.0

Restructuring and other includes the net loss attributable to the noncontrolling interest of $0.6 million for the year ended December 31, 2021. This amount was reclassified to discontinued operations due to the sale of the Sports Technology Platform during the year ended December 31, 2021.

The income tax benefit related to discontinued operations was $0.0 million for the years ended December 31, 2022 and 2021. See Note 10 - Income Taxes for additional information.

Note 5 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided below.

Other current assets were $0.0 million as of December 31, 2022 and 2021.

Other current liabilities (included as a separate line item in our Consolidated Balance Sheets) include the following:

	December 31,
	2022	2021
	(In millions)
Accrued payroll	$0.2	$0.2
Other current liabilities	0.2	0.2
Total other current liabilities	$0.4	$0.4

Other current liabilities, as of December 31, 2022 and 2021, include insurance and corporate liability accruals.

Note 6 — Arrive Investment

Arrive is a company that was formed in partnership with Roc Nation with the intent of building a new platform and brand focused on early stage, high growth opportunities. Roc Nation is a full-service entertainment company, inclusive of artist and athlete management, label, publishing, touring, film/TV and new ventures. Arrive seeks to leverage these relationships to invest in proprietary opportunities and provide services including, but not limited to, marketing, promotion or strategic advice for its portfolio investments. The Company holds two separate Arrive investments described below.

●	Investment in Arrive of $12.8 million as of December 31, 2022 and 2021 represents an investment in the Arrive operating company, Arrive I LLC. The Company’s investment entitles the Company to appoint one of five Arrive Board members and gives the Company priority for distributions of current income and investment proceeds. In addition, the Company is entitled to receive between 18% and 20% of all general partner consideration on pooled investment vehicles managed by Arrive, whether characterized as management fees or incentive fees.

●	Other assets of $0.5 million and $0.2 million as of December 31, 2022 and 2021, respectively, represent an investment in the Arrive Opportunities Fund I, LP, managed by an affiliate of Arrive I LLC.

The Company did not record any unrealized gains or losses during the years ended December 31, 2022 or 2021 related to these investments. The Company is not required to contribute additional capital to either of the investments.

Historically, the Company accounted for such investments under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of December 31, 2022, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Note 7 — Debt

Debt and notes payable consists of the following:

	Years Ended December 31,
	2022	2021
	(In millions)
GHI LLC note payable	$3.7	$3.4
Other liabilities	0.2	0.2
Total long term debt	$3.9	$3.6

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

The Company is required to prepay the loan upon receiving proceeds from future indebtedness exceeding $5,000,000 (other than indebtedness that is junior to the loan), or if the Company issues any capital stock (provided that the Company is allowed to retain up to 20% of the proceeds from such issuance). The GHI Loan Agreement contains customary representations and warranties, covenants and events of default. Upon the occurrence of an event of default, the loan bears interest at a rate 5% above of the then-effective interest rate and, at GHI LLC’s option, is payable either in cash or in cash and shares of Company common stock, valued at market, equal to up to 10% of the outstanding principal amount of the loan. A default fee equal to 0.5% of the outstanding principal applies if any default exists for 10 days or more. As of December 31, 2022, we were in compliance with all covenants under the loan.

Scheduled maturities of the Company’s long-term debt, as they exist as of December 31, 2022, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2023	$—
2024	3.9
2025	—
2026	—
2027	—
2028 and thereafter	—
Total	$3.9

Note 8 — Restructuring and Other Expense

Restructuring expenses generally include severance and related charges, lease termination costs and other costs related to restructuring programs. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. Generally, these charges are reflected in the period in which the Board approves the associated actions, the actions are probable, and the amounts are estimable which may occur prior to the communication to the affected employee(s). This estimate considers all information available as of the date the consolidated financial statements are issued.

Restructuring and other expense was $0.0 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. Restructuring expense of $0.3 million for the year ended December 31, 2021, was attributable to post petition fees in connection with the bankruptcy and was allocated to the asset management business.

Note 9 — Stock-Based Compensation

The Company had no stock compensation expense for the years ended December 31, 2022 and 2021.

The 2011 Incentive Plan was approved and adopted by our stockholders on May 4, 2011 and became effective immediately. The 2011 Incentive Plan was amended and approved by our stockholders on May 8, 2013. The 2011 Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustments as provided in the 2011 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. Awards were able to be granted under the 2011 Incentive Plan until the earlier to occur of May 3, 2021 or the date on which all shares available for awards under the 2011 Incentive Plan have been granted; provided, however, that incentive stock options may not be granted after February 10, 2021. Prior to its expiration, the aggregate number of shares of our common stock issuable under all stock-based awards made under the 2011 Incentive Plan was 4,671.

Stock-based compensation awards issued under the 2011 Incentive Plan generally have a term of ten years and, for employees, vest over a three-year period. Exercise prices of awards issued under these plans are equal to the fair value of the Company’s stock on the date of grant.

As of December 31, 2022, there were 1,360 outstanding stock-based compensation awards under the 2011 Incentive Plan. As of December 31, 2022, there were no shares available for grant under our 2011 Incentive Plan.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding December 31, 2020	1,360	$106.00	8.7
Outstanding December 31, 2021	1,360	$106.00	7.7
Outstanding December 31, 2022	1,360	$106.00	6.7
Exercisable as of December 31, 2022	1,360	$106.00	6.7

The Company did not grant any options during the years ended December 31, 2022 and 2021. There were no options exercised in 2021 or 2022. As of December 31, 2022 there are 1,360 shares outstanding and exercisable. The aggregate intrinsic value of all outstanding stock options was $0.0 million as of December 31, 2022.

Total stock-based compensation expense associated with stock options related to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 was $0.0 million. As of December 31, 2022, there is no unrecognized compensation expense related to outstanding stock options.

No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2022 or 2021.

Note 10 — Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
U.S.	$(3.0)	$13.0
International	—	—
Total	$(3.0)	$13.0

The components of the income tax (provision) benefit from continuing operations were as follows:

Years Ended December 31,
	2022	2021
(In millions)
Current
Federal	$—	$—
International	—	—
Deferred
International	—	—
Total	$—	$—

The income tax provision differs from the amount computed by applying the statutory United States income tax rate (21 percent) because of the following items:

	Years Ended December 31,
	2022	2021
	(In millions)
Tax at statutory U.S. tax rate	$(0.6)	$6.1
State income taxes, net of federal benefit	(0.1)	1.2
Net effect of subsidiary deconsolidations – Adara reorganization and SportBLX sale	—	67.4
Valuation allowances	(9.1)	(74.7)
Adjustment prior year tax loss carryover	9.8	—
Income tax (provision) benefit	$—	$—

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

In 2022 and 2021 the net cash paid for income taxes, relating to both continuing and discontinued operations, was $0.0 million.

The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2022	2021
	(In millions)
Tax credit carryforwards	3.9	4.1
Net operating loss carryforwards	64.3	72.9
Intangible assets and investments	0.3	0.4
Capital losses	35.2	35.5
Other, net	44.4	44.3
Total deferred tax assets	148.1	157.2
Valuation allowance	(148.1)	(157.2)
Net deferred tax assets	—	—

Unremitted earnings of foreign subsidiaries	(0.2)	(0.2)
Total deferred tax liabilities	(0.2)	(0.2)
Valuation allowance	—	—
Total deferred tax liabilities	(0.2)	(0.2)
Net deferred tax liabilities	$(0.2)	$(0.2)

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

We maintain a valuation allowance related to our deferred tax assets. The valuation allowance was $148.1 million and $157.2 million as of December 31, 2022 and 2021, respectively. The deferred tax asset changes and corresponding valuation allowance changes in 2022 compared to 2021 were due primarily to a reduction in the 2021 tax loss calculation related to the Chapter 11 reorganization of Adara.

The net deferred tax liability not offset by valuation allowance of $0.2 million relates to foreign tax withholding on unremitted foreign earnings.

The table below shows the components of our deferred tax balances as they are recorded on our Consolidated Balance Sheets:

	As of December 31
	2022	2021
	(In millions)
Deferred tax liability - non-current	(0.2)	(0.2)
Total	$(0.2)	$(0.2)

Federal net operating loss carryforwards totaling $270.5 million will begin expiring in 2029. This net operating loss includes a $110 million worthless stock deduction for the 2021 Adara Chapter 11 reorganization. The Company’s $142.1 million in federal net operating loss carryforwards generated through 2017 continue to be subject to historical tax rules that allow carryforward for 20 years from origin, with the ability to offset 100 percent of future taxable income. Subsequent year tax losses have an indefinite life.

The Company performed an analysis to confirm that none of the federal net operating loss carryovers should be limited by Section 382. This limitation could result if there is a more than 50 percent ownership shift in the GlassBridge shares within a three-year testing period. No such ownership shift has occurred through December 31, 2022.

We have federal capital losses of $140.8 million that will expire between 2024 and 2026. General business credits totaling $3.6 million will expire between 2024 and 2032. Various state income tax losses and tax credits are also available to offset future profits in six states.

Our income tax returns are subject to review by various U.S. and foreign taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the consolidated financial statements is that the position must be more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
	(In Millions)
Beginning Balance	$0.2	$0.2
Additions:
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	—	—
Reductions:
Reductions for tax positions of prior years	—	—
Settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	—	—
Total	0.2	0.2

Our federal income tax returns for 2019 through 2021 are subject to examination by the Internal Revenue Service. For state purposes, the statutes of limitation vary by jurisdiction. With few exceptions, we are no longer subject to examination for years before 2016.

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

Since the inception of the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million and, as of December 31, 2021, we had authorization to repurchase 1,720 additional shares. The remaining common stock included in treasury shares relates to restricted stock forfeitures and prior share repurchase programs.

During the years ended December 31, 2022 and 2021, the Company did not purchase any treasury shares. The treasury stock held as of December 31, 2022 was acquired at an average price of $8,496.47 per share. The following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2020	2,927
Purchases	—
Forfeitures and other	—
Balance as of December 31, 2021	2,927
Purchases	—
Forfeitures and other	—
Balance as of December 31, 2022	2,927

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

As of December 31, 2022, the asset management business is our only reportable segment.

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

	Years Ended December 31,
	2022	2021
	(In millions)
Operating income (loss) from continuing operations
Asset management business	$(1.3)	$(2.0)
Total segment operating loss	(1.3)	(2.0)
Corporate and unallocated	(1.7)	(4.2)
Total operating loss	(3.0)	(6.2)
Interest expense	(0.3)	(2.0)
Gain on Chapter 11 reorganization	—	20.4
Bank Loan forgiveness	—	0.4
Other income (expense), net	0.3	0.4
Income (loss) from continuing operations before income taxes	$(3.0)	$13.0

	December 31,	December 31,
	2022	2021
	(In millions)
Assets
Asset management business	$13.5	$13.2
Total segment assets	13.5	13.2
Corporate and unallocated	1.1	4.0
Total consolidated assets	$14.6	$17.2

Note 13 — Litigation, Commitments and Contingencies

Plaintiff Cypress Holdings, III L.P. (“Cypress”) filed an action against GlassBridge Enterprises, Inc. in New York Supreme Court, which was removed to the United States District Court, Southern District of New York, on February 14, 2022, captioned Cypress Holdings, III L.P. v. Sport-BLX, Inc. et al., 1:22-cv-01243-LGS (S.D.N.Y.). In its Second Amended Complaint, Cypress purports to assert claims against SportBLX, Mr. Hall, and Mr. De Perio for securities fraud and related issues and seeks compensatory damages, punitive damages and attorneys’ fees, in connection with solicitations of investments in SportBLX. Cypress also purports to allege that GlassBridge Enterprises, Inc. is liable for unjust enrichment, tortious interference with contract, aiding and abetting a breach of fiduciary duty and minority shareholder oppression. Cypress also purports to assert claims against Messrs. Strauss and Ruchalski for breach of fiduciary duty and corporate waste, as well as additional claims against Clinton Group Inc., Cesar Baez, Christopher Johnson, and Sport-BLX Securities, Inc. arising from solicitations of investments in SportBLX.

The matter is presently in the discovery phase and GlassBridge Enterprises, Inc., and Messrs. Strauss and Ruchalski, intend to defend themselves vigorously. As of December 30, 2021, GlassBridge Enterprises, Inc. sold all of its interest in SportBLX and SportBLX ceased to be a subsidiary.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of December 31, 2022, and 2021, estimated liability amounts associated with such indemnifications were not material.

Environmental Matters

Our legacy business operations and indemnification obligations resulting from our spinoff from 3M Company (“3M”) subject us to liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of December 31, 2022. Compliance with environmental regulations has not had a material adverse effect on our financial results.

Operating Leases

The Company does not have any long-term lease obligations as of December 31, 2022.

Note 14 — Related Party Transactions

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

Also on July 31, 2021, as part of the settlement of the Stock Purchase Agreement, the Company assigned obligations owed to it from SportBLX, totaling $4,176,102, to FDC, of which Mr. Hall and Mr. De Perio are controlling stockholders, for $400,000.

The net gain on the settlement of the Stock Purchase Agreement and the assignment of obligations to FDC are related party gains, and, as such, were recorded as equity transactions in the Consolidated Balance Sheets, rather than recognized as income in the Consolidated Statements of Operations.

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

The compensation for the Board of Directors of GlassBridge for their board services totaled $210,000 and $425,000 for the years ended December 31, 2022 and 2021, respectively.

There was no non-wage compensation for the officers of GlassBridge for the years ended December 31, 2022 and 2021, respectively.

Note 15 — Subsequent Events

Management of the Company has performed a review of all events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, noting that no such events or transactions occurred other than the following item:

On March 12, 2023, Signature Bank, New York, NY, with whom the Company holds several accounts, was closed by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation (“FDIC”) was named Receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, National Association (“Signature Bridge Bank”), a full-service bank operated by the FDIC. Depositors automatically became customers of Signature Bridge Bank and continued to have uninterrupted customer service and access to their funds in the same manner as before. Depositors of the institution were made whole and the Company did not incur any losses as a result of the closure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer, Daniel Strauss, and Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls. During the quarter ended December 31, 2022, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management of GlassBridge is responsible for establishing and maintaining adequate internal control over financial reporting. GlassBridge’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

GlassBridge management assessed the effectiveness of GlassBridge’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework version 2013. Based on our assessment, we concluded that, as of December 31, 2022, GlassBridge’s internal control over financial reporting was effective, based on those criteria.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our Board of Directors is currently composed of four directors divided into three classes with one Class I director serving until the 2025 Annual Meeting of Stockholders (“Annual Meeting”), two Class II directors serving until the 2025 Annual Meeting, and one Class III director serving until the 2023 Annual Meeting. The members of each class are generally elected to serve three-year terms with the term of office of each class ending in successive years.

Class I Board Member*

Joseph A. De Perio	Joseph A. De Perio, age 44, joined our Board in 2015. Mr. De Perio served as Chairman of the Board and as the Company’s principal executive officer between 2017 and 2020. Previously, Mr. De Perio served as the Board’s Non-Executive Chairman. Mr. De Perio is the Chairman of the Board and CEO of I Got It Holdings Corporation, dba Metabilia, a corporate entity involved in sports memorabilia and digital collectibles. Previously, Mr. De Perio was a co-founder and executive of Sport-BLX, Inc. (“SportBLX”) from January 2019 to September 2021. Prior to that, Mr. De Perio served as a Senior Portfolio Manager of Clinton Group Inc. (“Clinton”) from October 2010 to January 2019. Mr. De Perio also served on the Board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer, and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.

Class II Board Members**

Robert Searing	Robert Searing, age 73, joined our Board in 2015. Mr. Searing has been the Chief Operating Officer and the Chief Financial Officer of BH Asset Management, LLC, a Registered Investment Advisory firm, since January 2010. From 2003 to 2009, he was the Chief Operating Officer of Schottenfeld Group, LLC, an investment advisory and broker dealer firm. Mr. Searing is also a Certified Public Accountant. Mr. Searing brings to our Board his experience as a financial leader with significant depth and breadth of knowledge in dealing with complex financial and accounting matters as well as broad managerial expertise.

Alex Spiro	Alex Spiro, age 40, joined our Board in 2015. He was appointed Chairman of the Board in 2020. Mr. Spiro has been a partner at Quinn Emanuel Urquhart & Sullivan LLP since October 2017. Prior to that, Mr. Spiro had been an attorney at Brafman and Associates in New York City since July 2013. In that position, Mr. Spiro has handled an array of complex litigation and investigations. Prior to his joining Brafman and Associates, from September 2008 to July 2013, Mr. Spiro worked as a Manhattan prosecutor. Mr. Spiro formerly was the director of an autism children’s program at McLean Hospital, Harvard’s psychiatric hospital. Mr. Spiro is a graduate of the Harvard Law School where he remains on the adjunct faculty. Mr. Spiro serves on the board of Arrive, the venture capital arm of Roc Nation. He has lectured and written on a variety of subjects related to psychology and the law. Mr. Spiro brings to our Board his significant analytical and overall business leadership skills.

* Term was set to expire at the Annual Meeting of Stockholders held in 2021 but no Annual Meeting was held in 2021 or 2022. Accordingly the Class I members remain in office until their successors are elected and qualified at the next Annual Meeting of Stockholders at which elections of directors will be held. It is anticipated that an Annual Meeting of Stockholders will be held in 2023.

** Term was set to expire at the Annual Meeting of Stockholders held in 2022 but no Annual Meeting was held in 2022. Accordingly the Class II members remain in office until their successors are elected and qualified at the next Annual Meeting of Stockholders at which elections of directors will be held. It is anticipated that an Annual Meeting of Stockholders will be held in 2023.

Class III Board Member, term ending 2023

Robert G. Torricelli	Robert G. Torricelli, age 71, joined our Board in 2017. Mr. Torricelli served in the U.S. House of Representatives from the Ninth District of New Jersey from 1982 until his election to the U.S. Senate in 1996, where he served until 2003. During his tenure in the Senate, Mr. Torricelli was a member of the Senate Finance, Governmental Affairs, Foreign Relations, Judiciary and Rules Committees and also served as Chair of the Democratic Senatorial Campaign Committee. Upon retiring from the Senate, Mr. Torricelli established a national and international business strategy firm, Rosemont Associates LLC, and created a real estate development business, Woodrose Properties LLC. Mr. Torricelli brings to our board extensive leadership and strategic business experience.

Executive Officers

The following table provides information regarding our executive officers as of April 7, 2023.

Officer	Age	Position
Daniel A. Strauss	38	Chief Executive Officer
Francis Ruchalski	59	Chief Financial Officer

Daniel A. Strauss has served as our Chief Executive Officer since March 2019. Mr. Strauss served as our Chief Operating Officer from March 2017 through December 2019. Mr. Strauss was a Portfolio Manager at Clinton, a hedge fund, from 2010 until 2019. In addition, Mr. Strauss is a member of the board of directors for SportBLX and was formerly the Chief Executive Officer of Adara Enterprises, Corp. (“Adara”) and a member of its board of directors through June 2021. Mr. Strauss also serves on the Board of Arrive, the venture capital arm of Roc Nation. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity. At Clinton, Mr. Strauss was responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss was responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co., as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC) from August 2011 until December 2015 and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015. Mr. Strauss received a Bachelor of Science in Finance and International Business from the Stern School of Business at New York University.

Francis Ruchalski is our Chief Financial Officer. Mr. Ruchalski is on the Clinton board of directors and was formerly the Chief Financial Officer of Clinton from February 1997 to December 2019. In addition, Mr. Ruchalski was formerly the Chief Financial Officer of SportBLX, a member of its board of directors, and was a member of the board of directors of Adara through June 2021. Prior to joining Clinton, Mr. Ruchalski was an audit manager with Anchin, Block & Anchin, LLP, a certified public accounting firm, from 1986 to 1997. Mr. Ruchalski’s responsibilities while with Anchin, Block & Anchin LLP included client auditing and financial and taxation planning. Mr. Ruchalski holds a bachelor of science in accounting from St. John’s University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports of ownership and changes in ownership of our common stock with the SEC. We are required to identify any of those individuals who did not file such reports on a timely basis. We believe that during 2022 all of our directors and executive officers complied with their Section 16(a) filing requirements, timely.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compen-sation	Total
Daniel Strauss (1)	2022	400,000	0	0	0	0	0	400,000
(Chief Executive Officer and Former Chief Operating Officer)	2021	400,000	0	0	0	0	32,500	432,500
Francis Ruchalski (2)	2022	350,000	0	0	0	0	0	350,000
(Chief Financial Officer)	2021	350,000	0	0	0	0	32,500	382,500

(1)	2021 All Other Compensation consists of director fees for Adara. Mr. Strauss serves as our Chief Executive Officer pursuant to the terms of an employment agreement with the Company dated December 18, 2019. On August 1, 2021, Mr. Strauss amended his employment agreement with the Company, to provide for at-will employment at a salary of $400,000 per year.
(2)	2021 All Other Compensation consists of director fees for Adara. Mr. Ruchalski was named the Company’s Chief Financial Officer effective March 29, 2019..

On August 1, 2021, Mr. Strauss entered into an amended employment agreement with the Company as the Company’s Chief Executive.

The material terms of the employment agreement with the Company:

●	Mr. Strauss is an at-will employee with an annual salary of $400,000; and
●	Mr. Strauss is eligible to participate in the compensation and benefit programs generally available to the Company’s executive officers.

Equity Awards Outstanding at 2022 Year-End

The following table summarizes the total outstanding equity awards as of December 31, 2022, for each of the named executive officers in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Option expiration date
Daniel Strauss (1)	760	0	106	09/06/2029	0
Francis Ruchalski	0	0	—	—	0

(1)	One-half of Mr. Strauss’s stock options vested on the date of grant, and the remainder vested in 24 quarterly installments beginning October 1, 2019.

Director Compensation for 2022

The table below provides information relating to compensation of our directors for 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Joseph A. De Perio	30,000	0	0	0	30,000
Robert Searing	60,000	0	0	0	60,000
Alex Spiro	60,000	0	0	0	60,000
Robert Torricelli	60,000	0	0	0	60,000

(1)	The aggregate number of outstanding stock option awards to each director as of December 31, 2022 are as follows: Mr. De Perio, 165; Mr. Searing, 145; Mr. Spiro, 145; Mr. Torricelli, 145.

Pay Versus Performance

The table below provides information relating to pay versus performance.

	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income (loss) in millions
2022	$400,000	$400,000	$350,000	$350,000	$844.69	(3.0)
2021	$432,500	$400,000	$382,500	$350,000	$7.34	29.0

Daniel Strauss is the Company’s principal executive officer (“PEO”). Non-PEO named executive officers (“NEOs”) include Francis Ruchalski, the Company’s Chief Financial Officer.

There is no relationship between financial performance measures included in the table and compensation actually payed to its PEO or NEOs.

The value of a hypothetical initial fixed $100 investment in the Company’s stock is based on the Company’s share price on the OTCQB as of December 31 of the prior year, measured to December 31 of the reporting year. Over the counter quotations reported by OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. No dividends were declared or paid during any of the measurement periods.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the number of shares of our outstanding common stock, as of April 7, 2023, held by each person that we know owns beneficially (as defined by the SEC for proxy statement purposes) more than 5% of any class of our voting stock. The beneficial ownership percentages listed below are based on 25,170 shares of common stock outstanding as of April 7, 2023.

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

The table below shows the number of shares of our common stock beneficially owned, as of April 7, 2023, by each director, each nominated director, each current executive officer named in the Summary Compensation Table in this proxy statement, and all directors and executive officers as a group. Except as otherwise indicated, the named person has sole voting and investment power with respect to the shares held by that person, and the shares are not subject to any pledge. The beneficial ownership percentages listed below are based on 25,170 shares of common stock outstanding as of April 7, 2023.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Daniel Strauss (Chief Executive Officer)	760 (1)	3.0
Francis Ruchalski (Chief Financial Officer)	0	-
Joseph De Perio (Former Chairman and Principal Executive Officer)	788 (2)	3.1
Robert Searing (Director)	346 (3)	1.4
Alex Spiro (Director)	502 (3)	2.0
Robert G. Torricelli (Director)	225 (3)	0.9
All Directors and Executive Officers as a Group (6 Persons)	2,621 (4)	10.4

(1)	Includes 760 shares issuable pursuant to a currently exercisable option.
(2)	Includes 165 shares issuable pursuant to a currently exercisable option.
(3)	Includes 145 shares issuable pursuant to a currently exercisable option.
(4)	Includes 1,360 shares issuable pursuant to currently exercisable options.

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

Also on July 31, 2021, as part of the settlement of the Stock Purchase Agreement, the Company assigned obligations owed to it from Sport-BLX, totaling $4,176,102, to FDC, of which Mr. Hall and Mr. De Perio are controlling stockholders, for $400,000.

The net gain on the settlement of the Stock Purchase Agreement and the assignment of obligations to FDC are related party gains, and, as such, were recorded as equity transactions in the Consolidated Balance Sheets, rather than recognized as income in the Consolidated Statements of Operations.

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

In 2022, the Board also reviewed whether the Audit and Finance Committee had an audit committee financial expert as defined in the SEC rules and the OTCQB rules. The Board reviewed the skills and experience required under the rules and determined that Mr. Searing qualifies as an audit committee financial expert as defined under those rules.

Item 14. Principal Accountant Fees and Services.

Audit and Other Fees

Below is a listing of the services provided by type and amount charged to us by our independent registered public accounting firm for 2022 and 2021.

	2022	2021
Audit Fees: GAAP and statutory audits	$56,613	$51,147
Audit-Related Fees: Services related to business transactions	$0	$0
Total Audit-Related Fees	$56,613	$51,147
Tax Fees (tax preparation, advice and consulting)	$0	$0
All Other Fees: Other Business Consulting Fees	$0	$0

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

With respect to each proposed pre-approved service, our independent registered public accounting firm provides back-up documentation as requested, including estimated fees regarding the specific services to be provided. The Audit and Finance Committee (or its Chairman, as applicable) reviews the services and the estimated fees and considers whether approval of the proposed services will have a detrimental impact on our independent registered public accounting firm’s independence prior to approving any service. At least annually, a member of our management reports to the Audit and Finance Committee all audit and non-audit services performed during the previous twelve months and all fees billed by our independent registered public accounting firm for those services.

In 2022 and 2021, all audit services, audit-related services, tax services and those items described above under all other fees were pre-approved by the Audit and Finance Committee or its Chairman.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

List of Documents Filed as Part of this Report

1. Financial Statements

2. Financial Statement Schedules

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following exhibits are filed as part of this report:

		Incorporated by Reference to:
Exhibit No.	Description	Document	Exh. No.
3.1	Amended and Restated Certificate of Incorporation	[1]	3.1
3.2	Amendment to Restated Certificate of Incorporation	[1]	3.2
3.3	Certificate of Correction	[1]	3.3
3.4	Certificate of Designation of Series A Participating Preferred Stock	[1]	3.4
3.5	Amended and Restated Bylaws	[2]	3.1
4.1	Rights Agreement, dated as of December 1, 2021, by and between the Company and Equiniti Trust Company, as Rights Agent	[1]	4.1
4.2*	Description of securities registered pursuant to Exchange Act Sec. 12
10.1	Unsecured Demand Note, dated December 27, 2019, issued by Sport-BLX, Inc. to the Company	[3]	10.1
10.2	Stock Purchase Agreement, dated December 12, 2019, between Joseph A. De Perio and the Company	[3]	10.2
10.3	Unsecured Demand Note, dated December 6, 2019 and effective October 1, 2019, issued by Sport-BLX, Inc. to the Company	[3]	10.3
10.4	Promissory Note, dated September 30, 2019, issued by the Company to Imation Enterprises Corp.	[4]	10.1
10.5	Promissory Note, dated September 30, 2019, issued by the Company to Imation Enterprises Corp.	[4]	10.2
10.6	Assignment of Claims Agreement, dated September 30, 2019, by and among the Company and Imation Enterprises Corp.	[4]	10.6
10.7	Equity Assignment Agreement, dated September 30, 2019, by and among the Company, Imation Enterprises Corp and Sport-BLX, Inc. with respect to Sections 5, 6, 8, 9, 10, 11, 12, and 13	[4]	10.7
10.8	Litigation Finance & Management Agreement, dated as of May 21, 2018 and effective as of May 1, 2018, by and between Imation Europe B.V. and Mach 5 B.V.	[5]	10.1
10.9	Settlement Agreement, dated as of December 21, 2018, by and among Zentralstelle für private Überspielungsrechte (ZPÜ) Gesellschaft des bürgerlichen Rechts, and its members; and TME GmbH, Imation Europe B.V. and GlassBridge Enterprises, Inc. (formerly: Imation, Corp.)	[6]	10.1
10.10	Loan and Security Agreement, dated July 21, 2020, among ESW Holdings, LLC, Adara Enterprises Corp., and the Company	[7]	10.5

10.11	Stock Purchase Agreement, dated December 30, 2021, between registrant and Fintech Debt Corp.	[8]	10.11
10.12	Agreement, dated July 31, 2021, among George E. Hall, Joseph A. DePerio, and the registrant	[9]	10.1
10.13	Demand Note Assignment, dated July 31, 2021, among the registrant, Fintech Debt Corp., and Sport-BLX, Inc.	[9]	10.2
10.14	Term Loan and Security Agreement, dated August 2, 2021, among the registrant, the Guarantors, and Gazellek Holdings I, LLC	[9]	10.3
10.15	Consulting Agreement between Gazellek Holdings I, LLC and the registrant, dated August 2, 2021	[9]	10.4
10.16	Common Stock Purchase Warrant, dated August 2, 2021, issued to Gazellek Holdings I, LLC	[9]	10.5
10.17	Common Stock Purchase Warrant, dated August 2, 2021, issued to Gazellek Holdings I, LLC	[9]	10.6
10.18	Amended and Restated Employment Agreement, dated August 1, 2021, between the registrant and Daniel Strauss	[9]	10.7
21.1*	Subsidiaries of GlassBridge Enterprises, Inc.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

[1] Registrant’s Current Report on Form 8-K, filed 12/1/2021

[2] Registrant’s Current Report on Form 8-K, filed 1/29/2021

[3] Registrant’s Annual Report on Form 10-K f/y/e/ 12/31/2019

[4] Registrant’s Quarterly Report on Form 10-Q, f/q/e 9/30/2019

[5] Registrant’s Current Report on Form 8-K, filed 5/23/2018

[6] Registrant’s Current Report on Form 8-K, filed 12/28/2018

[7] Registrant’s Quarterly Report on Form 10-Q, f/q/e 9/30/2020

[8] Registrant’s Annual Report on Form 10-K f/y/e/ 12/31/2021

[9] Registrant’s Quarterly Report on Form 10-Q, f/q/e 6/30/2021

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GlassBridge Enterprises, Inc.

By:	/s/ Daniel Strauss
Daniel Strauss
Chief Executive Officer

Date: April 7, 2023

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

Signature	Title	Date

/s/ Alex Spiro	Chairman	April 7, 2023
Alex Spiro

/s/ Daniel Strauss	Chief Executive Officer	April 7, 2023
Daniel Strauss

/s/ Francis Ruchalski	Chief Financial Officer	April 7, 2023
Francis Ruchalski

/s/ Robert Searing	Director	April 7, 2023
Robert Searing

/s/ Joseph De Perio	Director	April 7, 2023
Joseph De Perio

/s/ Robert G. Torricelli	Director	April 7, 2023
Robert G. Torricelli

