Form 10-Q
period 2023-03-31
GlassBridge Enterprises, Inc.
filed 2023-05-15
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,170 shares of Common Stock, par value $0.01 per share, were outstanding as of April 30, 2023.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net revenue	$0.1	$—
Operating expenses:
Selling, general and administrative	1.1	0.8
Total operating expenses	1.1	0.8
Operating loss from operations	(1.0)	(0.8)
Other income (expense):
Interest expense	(0.1)	(0.1)
Other income, net	—	0.1
Total other expense	(0.1)	—
Loss from operations before income taxes	(1.1)	(0.8)
Net loss	$(1.1)	$(0.8)

Net loss per common share — basic and diluted:	$(41.67)	$(30.30)

Weighted average common shares outstanding:
Basic and diluted (thousands)	26.4	26.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$0.6	$1.2
Accounts receivable, net	0.1	0.1
Other current assets	0.3	—
Total current assets	1.0	1.3
Investment in Arrive, cost (See Note 5 – Arrive Investment)	12.5	12.8
Other assets and other investments (See Note 5 – Arrive Investment)	0.6	0.5
Total assets	$14.1	$14.6
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1.7	$1.2
Other current liabilities	0.4	0.4
Total current liabilities	2.1	1.6
GHI LLC note payable (See Note 6 – Debt)	3.8	3.7
Deferred tax liabilities	0.2	0.2
Total liabilities	6.1	5.5
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000, 28,097 issued at March 31, 2023; 28,097 issued at December 31, 2022	—	—
Additional paid-in capital	1,073.0	1,073.0
Accumulated deficit	(1,040.1)	(1,039.0)
Treasury stock, at cost: 2,927 shares at March 31, 2023; 2,927 shares at December 31, 2022	(24.9)	(24.9)
Total shareholders’ equity	8.0	9.1
Total liabilities and shareholders’ equity	$14.1	$14.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity
Balance as of December 31, 2022	28,097	$—	$1,073.0	$(1,039.0)	2,927	$(24.9)	$—	$9.1
Net loss		(1.1)			(1.1)
Balance as of March 31, 2023	28,097	$—	$1,073.0	$(1,040.1)	2,927	$(24.9)	$—	$8.0

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity
Balance as of December 31, 2021	28,097	$—	$1,073.0	$(1,036.0)	2,927	$(24.9)	$	$12.1
Net loss				(0.8)	(0.8)
Balance as of March 31, 2022	28,097	$—	$1,073.0	$(1,036.8)	2,927	$(24.9)	$	$11.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1.1)	$(0.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment-in-Kind interest	0.1	0.1
Changes in operating assets and liabilities	0.4	—
Net cash used in operating activities	(0.6)	(0.7)
Cash Flows from Investing Activities:
Purchase of investments	—	(0.2)
Net cash used in investing activities	—	(0.2)
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	(0.6)	(0.9)
Cash and cash equivalents — beginning of period	1.2	4.1
Cash and cash equivalents — end of period	$0.6	$3.2

Supplemental disclosures of cash paid during the period:
Interest expense	$—	$0.1

Non-cash investing and financing activities during the period:
Marketable securities received from Arrive distribution	$0.3	$—

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

The December 31, 2022 Condensed Consolidated Balance Sheet data were derived from the audited Consolidated Financial Statements, but do not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission on April 7, 2023.

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

The Company has 1,360 shares of outstanding and exercisable stock options that have been excluded because they would be anti-dilutive. See Note 7 –Stock-Based Compensation for additional information on the stock options.

The following table sets forth the computation of weighted average basic and diluted income per share (unaudited):

	Three Months Ended
	March 31,
(Dollars in millions, except for per share amounts)	2023	2022
Numerator:
Net loss available for common stockholders	$(1.1)	$(0.8)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted (in thousands)	26.4	26.4

Net loss per common share – basic and diluted	$(41.67)	$(30.30)

Note 4 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

Other current assets were $0.3 million and $0.0 million as of March 31, 2023 and December 31, 2022, respectively.

Other current liabilities were $0.4 million as of March 31, 2023 and December 31, 2022, and include accruals for payroll expense of $0.2 million and insurance and corporate liability accruals of $0.2 million.

Note 5 — Arrive Investment

Arrive LLC (“Arrive”) is a company that was formed in partnership with Roc Nation with the intent of building a new platform and brand focused on early stage, high growth opportunities. Roc Nation is a full-service entertainment company, inclusive of artist and athlete management, label, publishing, touring, film/TV and new ventures. Arrive seeks to leverage these relationships to invest in proprietary opportunities and provide services including, but not limited to, marketing, promotion or strategic advice for its portfolio investments. The Company holds two separate Arrive investments described below.

●	Investment in Arrive of $12.5 million and $12.8 million as of March 31, 2023 and December 31, 2021, respectively, represents an investment in the Arrive operating company, Arrive I LLC. The Company’s investment entitles the Company to appoint one of five Arrive Board members and gives the Company priority for distributions of current income and investment proceeds. In addition, the Company is entitled to receive between 18% and 20% of all general partner consideration on pooled investment vehicles managed by Arrive, whether characterized as management fees or incentive fees.

●	Other assets of $0.6 million and $0.5 million as of March 31, 2023 and December 31, 2022, respectively, represent an investment in the Arrive Opportunities Fund I, LP, managed by an affiliate of Arrive I LLC.

The Company did not record any unrealized gains or losses during the three months ended March 31, 2023 or 2022 related to these investments. The Company took a distribution of $0.3 million from the Arrive operating company, Arrive I LLC, in the form of marketable securities during the three months ended, March 31, 2023. The Company is not required to contribute additional capital to either of the investments.

Historically, the Company accounted for such investments under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of March 31, 2023, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Note 6 — Debt

Debt and notes payable consists of the following:

	March 31,
	2023	December 31,
	(unaudited)	2022
	(in millions)
GHI LLC note payable	$3.8	$3.7
Other liabilities	0.2	0.2
Total long term debt	$4.0	$3.9

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

Scheduled maturities of the Company’s long-term debt, as they exist as of March 31, 2023, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2023	$—
2024	3.8
2025	—
2026	—
2027	—
2028 and thereafter	0.2
Total	$4.0

Note 7 — Stock-Based Compensation

We have stock-based compensation awards consisting of stock options under the 2011 Incentive Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, there are no remaining shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan. The Company did not have any stock-based compensation expense for the three months ended March 31, 2023 and 2022.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2022	1,360	$106.00
Outstanding March 31, 2023	1,360	$106.00
Exercisable as of March 31, 2023	1,360	$106.00

As of March 31, 2023, options to purchase 1,360 shares are outstanding and exercisable, and the aggregate intrinsic value of all outstanding stock options was $0.0 million. No options were granted or exercised during the three months ended March 31, 2023.

As of March 31, 2023, there is no unrecognized compensation expense related to outstanding stock options.

Note 8 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income (loss), excluding unusual or infrequently occurring discrete items. For the three months ended March 31, 2023, we recorded income tax from continuing operations of $0.0 million, on a loss of $1.1 million. For the three months ended March 31, 2022, we recorded income tax from continuing operations of $0.0 million on a loss of $0.8 million. The effective income tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

We file income tax returns in multiple jurisdictions that are subject to review by various U.S and state taxing authorities. Our U.S. federal income tax returns for 2019 to present, and certain state returns from 2018 to present, are open to examination.

Note 9 — Shareholders’ Equity

Treasury Stock

On November 14, 2016, our Board authorized a share repurchase program under which we may repurchase up to 2,500 shares of common stock, from time to time, using a variety of methods, which may include open market transactions and privately negotiated transactions.

The Company did not purchase any shares during the three months ended March 31, 2023. Since the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million, and, as of March 31, 2023, we had remaining authorization to repurchase 1,720 additional shares.

As of March 31, 2023 and December 31, 2022, the Company has 2,927 shares of treasury stock, acquired at an average price of $8,496.47 per share.

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

Note 10 — Segment Information

As of March 31, 2023, the asset management business is our only reportable segment.

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

Net revenue, operating loss from operations and assets by segment were as follows (unaudited):

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net revenue
Asset management business	$0.1	$—
Total net revenue	0.1	—
Operating loss from operations
Asset management business	(0.3)	(0.4)
Total segment operating loss	(0.3)	(0.4)
Corporate and unallocated loss	(0.7)	(0.4)
Total operating loss	(1.0)	(0.8)
Interest expense	(0.1)	(0.1)
Other income, net	—	0.1
Loss from operations before income taxes	$(1.1)	$(0.8)

	March 31,
	2023	December 31,
(In millions)	(unaudited)	2022
Assets
Asset management business	$13.8	$13.5
Total segment assets	13.8	13.5
Corporate and unallocated	0.3	1.1
Total consolidated assets	$14.1	$14.6

Note 11 — Litigation, Commitments and Contingencies

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

The matter is presently in the discovery phase and GlassBridge Enterprises, Inc., and Messrs. Strauss and Ruchalski, intend to defend themselves vigorously. As of December 31, 2021, GlassBridge Enterprises, Inc. sold all of its interest in SportBLX and SportBLX ceased to be a subsidiary.

As of March 31, 2023, the Company believes that an outcome resulting in a loss is remote and does not have any accruals related to the matter.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There has historically been no material losses related to such indemnifications. As of March 31, 2023 and December 31, 2022, estimated liability amounts associated with such indemnifications were not material.

Note 12 — Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price in an orderly transaction between market participants on the measurement date. A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date. Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. A financial instrument’s level within the hierarchy is based on the highest level of any input that is significant to the fair value measurement. The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents and investments in marketable securities.

The following tables present investments measured at fair value:

	March 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$0.3	$—	$—	$0.3

December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$—	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Risk Factors

We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the SEC and in our reports to shareholders.

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning the launch of our asset management business and related investment vehicles, strategic initiatives and potential acquisitions, the results of operations of our existing business lines, the impact of legal or regulatory matters on our business, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: our need for substantial additional capital in order to fund our business; our ability to realize the anticipated benefits of our restructuring plan and other recent significant changes; significant costs relating to pending and future litigation; our ability to attract and retain talented personnel; the structure or success of our participation in any joint investments; risks associated with any future acquisition or business opportunities; our need to consume resources in researching acquisitions, business opportunities or financings and capital market transactions; our ability to integrate additional businesses or technologies; the impact of our reverse stock split on the market trading liquidity of our common stock; the market price volatility of our common stock; our need to incur asset impairment charges for intangible assets; significant changes in discount rates, rates of return on pension assets and mortality tables; our reliance on aging information systems and our ability to protect those systems against security breaches; our ability to integrate accounting systems; changes in tax guidance and related interpretations and inspections by tax authorities; our ability to raise capital from third party investors for our asset management business; our ability to comply with extensive regulations relating to the launch and operation of our asset management business; our ability to compete in the intensely competitive asset management business; the performance of any investment funds we sponsor or accounts we manage; difficult market and economic conditions, including changes in interest rates and volatile equity and credit markets; our ability to achieve steady earnings growth on a quarterly basis in our asset management business; the significant demands placed on our resources and employees, and associated increases in expenses, risks and regulatory oversight, resulting from the potential growth of our asset management business; and our ability to establish a favorable reputation for our asset management business; the lack of operating history of our asset manager subsidiary and any funds that we may sponsor; our ability to develop and deliver differentiated and innovative products.

Overview

GlassBridge Enterprises, Inc. (“GlassBridge”, the “Company”, “we”, “us” or “our”) owns and operates an asset management business. We actively explore a diverse range of new, strategic asset management business opportunities for our portfolio.

Important Notices and Disclaimers

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to be read in conjunction with our Condensed Consolidated Financial Statements and related Notes that appear elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated due to various factors discussed in this MD&A under the caption “Forward-Looking Statements and Risk Factors” and the information contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 7, 2023.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended March 31, 2023

●	Net revenue from continuing operations was $0.1 and $0.0 million for the three months ended March 31, 2023 and 2022, respectively.

●	Operating loss from continuing operations was $1.1 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

●	Basic and diluted loss per share from continuing operations was $41.67 for the three months ended March 31, 2023, compared with basic and diluted loss per share of $30.30 for the same period last year.

Cash Flow/Financial Condition for the Three Months Ended March 31, 2023

●	Cash and cash equivalents totaled $0.6 million at March 31, 2023, compared with $1.2 million at December 31, 2022. The decrease in the cash balance of $0.6 million was primarily due to operating expenses.

Results of Operations

The following discussion relates to continuing operations unless indicated otherwise. “NM” means that the percentage amount is not meaningful.

Net Revenue

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022	Percent Change
Net revenue	$0.1	$—	NM

Net revenue was $0.1 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively.

Selling, General and Administrative (“SG&A”)

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022	Percent Change
Selling, general and administrative	$1.1	$0.8	37.5%
As a percent of revenue	1,100.0%	NM

SG&A expense increased for the three months ended March 31, 2023 by $0.3 million (or 37.5%), compared with the same period last year, primarily due to legal fees. See Note 11 — Litigation, Commitments and Contingencies for more information regarding litigation.

Operating Loss from Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022	Percent Change
Operating loss from operations	$(1.0)	$(0.8)	25.0%
As a percent of revenue	(1,000.0)%	NM

Operating loss from continuing operations was $1.0 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Operating loss from continuing operations increased by $0.2 million for the three months ended March 31, 2023, compared with the same period last year, primarily due to primarily due to legal fees. See Note 11 — Litigation, Commitments and Contingencies for more information regarding litigation.

Other Expense

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022	Percent Change
Interest expense	$(0.1)	$(0.1)	—%
Other income, net	—	0.1	(100.0)%
Total other expense	$(0.1)	$—	NM
As a percent of revenue	(100.0)%	NM

Total other expense for the three months ended March 31, 2023 was $0.1 million, compared to other expense of $0.0 million for the same period last year.

Income Tax Provision

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022	Percent Change
Income tax benefit (provision)	$—	$—	NM
Effective tax rate	0.0%	0.0%

Income tax for the three months ended March 31, 2023 and 2022 was $0.0 million, due to losses in the period or loss carryovers from prior periods.

Segment Results

The asset management business is our only reportable segment as of March 31, 2023.

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

Information related to our segment is as follows:

Asset Management Business

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022	Percent Change
Operating loss	$(0.3)	$(0.4)	(25.0)%

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Corporate and Unallocated

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022	Percent Change
Corporate and unallocated operating loss	$(0.7)	$(0.4)	75.0%

For the three months ended March 31, 2023 and 2022, corporate and unallocated operating loss consists of $0.7 million and $0.4 million, respectively, of corporate general and administrative expenses, representing a 75.0% increase from the prior year.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three months ended March 31, 2023.

Financial Position

Our cash and cash equivalents balance as of March 31, 2023 was $0.6 million, compared to $1.2 million as of December 31, 2022.

Our accounts payable balance as of March 31, 2023 was $1.7 million, compared to $1.2 million as of December 31, 2022.

Our other current liabilities balance as of March 31, 2023 and December 31, 2022 was $0.4 million.

Liquidity and Capital Resources

Cash Flows Used in Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022
Net loss	$(1.1)	$(0.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment-in-Kind interest	0.1	0.1
Changes in operating assets and liabilities	0.4	—
Net cash used in operating activities	$(0.6)	$(0.7)

Cash used in operating activities was $0.6 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, which was related to ordinary operating expenses.

Cash Flows Used In Investing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022
Purchase of investments	$—	$(0.2)
Net cash used in investing activities	$—	$(0.2)

Investing activities for the three months ended March 31, 2022 included a $0.2 million contribution to the Arrive investment.

Cash Flows Provided by Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022
Net cash provided by financing activities	$—	$—

The Company had no cash provided by financing activities for the three months ended March 31, 2023 or 2022.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $0.6 million cash and cash equivalents on hand as of March 31, 2023.

We expect that our cash, in addition to asset monetization, will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Off Balance Sheet Arrangements

As of March 31, 2023, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

A discussion of the Company’s critical accounting policies was provided in Part II — Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023, the end of the period covered by this report, the Chief Executive Officer, Daniel Strauss, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended March 31, 2023, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our legacy businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of March 31, 2023, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date:	May 15, 2023	By:	/s/ Francis Ruchalski
		Name:	Francis Ruchalski
		Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

