Form 10-Q
period 2023-06-30
GlassBridge Enterprises, Inc.
filed 2023-08-14
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,170 shares of Common Stock, par value $0.01 per share, were outstanding as of July 31, 2023.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenue	$—	$—	$0.1	$—
Operating expenses:
Selling, general and administrative	1.1	0.8	2.2	1.6
Total operating expenses	1.1	0.8	2.2	1.6
Operating loss	(1.1)	(0.8)	(2.1)	(1.6)
Other income (expense):
Interest expense	(0.1)	—	(0.2)	(0.1)
Other income, net	0.1	0.1	0.1	0.2
Total other income (expense)	—	0.1	(0.1)	0.1
Loss before income taxes	(1.1)	(0.7)	(2.2)	(1.5)
Net loss	(1.1)	(0.7)	(2.2)	(1.5)

Net loss per common share — basic and diluted:	$(41.66)	$(26.52)	$(83.33)	$(56.82)

Weighted average common shares outstanding:
Basic and diluted (thousands)	26.4	26.4	26.4	26.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$0.2	$1.2
Accounts receivable, net	—	0.1
Other current assets	0.3	—
Total current assets	0.5	1.3
Investment in Arrive, cost (See Note 5 – Arrive Investment)	12.5	12.8
Other assets and other investments (See Note 5 – Arrive Investment)	0.6	0.5
Total assets	$13.6	$14.6
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2.2	$1.2
Other current liabilities	0.4	0.4
Total current liabilities	2.6	1.6
GHI LLC note payable (See Note 6 – Debt)	3.9	3.7
Deferred tax liabilities	0.2	0.2
Total liabilities	6.7	5.5
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 200,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000, 28,097 issued at June 30, 2023; 28,097 issued at December 31, 2022	—	—
Additional paid-in capital	1,073.0	1,073.0
Accumulated deficit	(1,041.2)	(1,039.0)
Treasury stock, at cost: 2,927 shares at June 30, 2023; 2,927 shares at December 31, 2022	(24.9)	(24.9)
Total shareholders’ equity	6.9	9.1
Total liabilities and shareholders’ equity	$13.6	$14.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of December 31, 2022	28,097	$—	$1,073.0	$(1,039.0)	2,927	$(24.9)	$9.1
Net loss				(2.2)			(2.2)
Balance as of June 30, 2023	28,097	$—	$1,073.0	$(1,041.2)	2,927	$(24.9)	$6.9

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of December 31, 2021	28,097	$—	$1,073.0	$(1,036.0)	2,927	$(24.9)	$12.1
Net loss				(1.5)			(1.5)
Balance as of June 30, 2022	28,097	$—	$1,073.0	$(1,037.5)	2,927	$(24.9)	$10.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(2.2)	$(1.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment-in-Kind interest	0.2	0.1
Changes in operating assets and liabilities	1.0	0.1
Net cash used in operating activities	(1.0)	(1.3)
Cash Flows from Investing Activities:
Purchase of investments	—	(0.2)
Net cash used in investing activities	—	(0.2)
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	(1.0)	(1.5)
Cash and cash equivalents — beginning of period	1.2	4.1
Cash and cash equivalents — end of period	$0.2	$2.6

Supplemental disclosures of cash paid during the period:
Interest expense	$—	$0.1

Non-cash investing and financing activities during the period:
Marketable securities received from Arrive distribution	$0.3	$—
Offset accounts receivable from Arrive vs capital contribution due Arrive	0.1	$—

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

The December 31, 2022 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements, but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission on April 7, 2023.

Note 2 — New Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

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

The following table sets forth the computation of weighted average basic and diluted income per share (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except for per share amounts)	2023	2022	2023	2022
Numerator:
Net loss available for common stockholders	$(1.1)	$(0.7)	$(2.2)	$(1.5)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted (in thousands)	26.4	26.4	26.4	26.4

Net loss per common share – basic and diluted	$(41.66)	$(26.52)	$(83.33)	$(56.82)

Note 4 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

Other current assets were $0.3 million and $0.0 million as of June 30, 2023 and December 31, 2022, respectively (see Note 11 — Fair Value Measurements).

Other current liabilities were $0.4 million as of June 30, 2023 and December 31, 2022, and include accruals for payroll expense of $0.2 million and insurance and corporate liability accruals of $0.2 million.

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

●	Investment in Arrive of $12.5 million and $12.8 million as of June 30, 2023 and December 31, 2021, respectively, represents an investment in the Arrive operating company, Arrive I LLC. The Company’s investment entitles the Company to appoint one of five Arrive Board members and gives the Company priority for distributions of current income and investment proceeds. In addition, the Company is entitled to receive between 18% and 20% of all general partner consideration on pooled investment vehicles managed by Arrive, whether characterized as management fees or incentive fees.

●	Other assets of $0.6 million and $0.5 million as of June 30, 2023 and December 31, 2022, respectively, represent an investment in the Arrive Opportunities Fund I, LP, managed by an affiliate of Arrive I LLC.

The Company did not record any unrealized gains or losses during the three months ended June 30, 2023 or 2022 related to these investments. The Company took distributions of $0.3 million from the Arrive operating company, Arrive I LLC, in the form of marketable securities during the six months ended June 30, 2023. The Company is not required to contribute additional capital to either of the investments.

Historically, the Company accounted for such investments under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of June 30, 2023, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Note 6 — Debt

Debt and notes payable consists of the following:

	June 30,
	2023	December 31,
	(unaudited)	2022
	(in millions)
GHI LLC note payable	$3.9	$3.7
Other liabilities	0.2	0.2
Total long term debt	$4.1	$3.9

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

Scheduled maturities of the Company’s long-term debt, as they exist as of June 30, 2023, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2023	$—
2024	3.9
2025	—
2026	—
2027	—
2028 and thereafter	0.2
Total	$4.1

Note 7 — Stock-Based Compensation

We have stock-based compensation awards consisting of stock options under the 2011 Incentive Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, there are no remaining shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan. The Company did not have any stock-based compensation expense for the three and six months ended June 30, 2023 and 2022.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2022	1,360	$106.00
Outstanding June 30, 2023	1,360	$106.00
Exercisable as of June 30, 2023	1,360	$106.00

As of June 30, 2023, options to purchase 1,360 shares are outstanding and exercisable, and the aggregate intrinsic value of all outstanding stock options was $0.0 million. No options were granted or exercised during the three and six months ended June 30, 2023.

As of June 30, 2023, there is no unrecognized compensation expense related to outstanding stock options.

Note 8 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income (loss), excluding unusual or infrequently occurring discrete items. For the three months ended June 30, 2023, we recorded income tax from continuing operations of $0.0 million, on a loss of $1.1 million. For the three months ended June 30, 2022, we recorded income tax from continuing operations of $0.0 million on a loss of $0.7 million. The effective income tax rate for the three months ended June 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

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

The Company did not purchase any shares during the three months ended June 30, 2023. Since the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million, and, as of June 30, 2023, we had remaining authorization to repurchase 1,720 additional shares.

As of June 30, 2023 and December 31, 2022, the Company has 2,927 shares of treasury stock, acquired at an average price of $8,496.47 per share.

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

Note 10 — Litigation, Commitments and Contingencies

Plaintiff Cypress Holdings, III L.P. (“Cypress”) filed an action against the Company in New York Supreme Court, which was removed to the United States District Court, Southern District of New York, on February 14, 2022, captioned Cypress Holdings, III L.P. v. Sport-BLX, Inc. et al., 1:22-cv-01243-LGS (S.D.N.Y.). In its Second Amended Complaint, Cypress purports to assert claims against SportBLX, Mr. Hall, and Mr. De Perio for securities fraud and related issues and seeks compensatory damages, punitive damages and attorneys’ fees, in connection with solicitations of investments in SportBLX. Cypress also purports to allege that the Company is liable for unjust enrichment, tortious interference with contract, aiding and abetting a breach of fiduciary duty and minority shareholder oppression. Cypress also purports to assert claims against Messrs. Strauss and Ruchalski for breach of fiduciary duty and corporate waste, as well as additional claims against Clinton Group Inc., Cesar Baez, Christopher Johnson, and Sport-BLX Securities, Inc. arising from solicitations of investments in SportBLX.

The matter is presently in the discovery phase and the Company along with Messrs. Strauss and Ruchalski, intend to defend themselves vigorously. As of December 31, 2021, GlassBridge Enterprises, Inc. sold all of its interest in SportBLX and SportBLX ceased to be a subsidiary.

As of June 30, 2023, the Company believes that an outcome resulting in a loss is remote and does not have any accruals related to the matter.

Jimmie D. Dean and Evelyn Dean filed an action against the Company and dozens of other defendants in the 12th Judicial Circuit Court, St. Clair County Illinois (23 LA 0395) asserting claims related to asbestos. Plaintiff alleged that the Company negligently constructed and/or maintained its premises and that Plaintiff was wrongfully exposed to asbestos-containing products while on its premises. Plaintiff further alleged that such activity was a direct and proximate cause of his development and contraction of an asbestos-related disease, including Lung Cancer. Damages alleged are in excess of $50,000.

The claim is being made against the Company due to its acquisition of certain assets of Memorex International Inc. in 2006. Such acquisition specifically excluded any undisclosed and contingent liabilities including any litigation that was commenced after closing. Accordingly, counsel to the Company has contacted plaintiff’s counsel to request a voluntary dismissal from the action.

As of June 30, 2023, the Company believes that an outcome resulting in a loss is remote and does not have any accruals related to the matter.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There has historically been no material losses related to such indemnifications. As of June 30, 2023 and December 31, 2022, estimated liability amounts associated with such indemnifications were not material.

Note 11 — Fair Value Measurements

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

	June 30, 2023
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

Overview

GlassBridge Enterprises, Inc. (“GlassBridge,” the “Company,” “we,” “us,” or “our”) owns and operates an asset management business. We actively explore a diverse range of new, strategic asset management business opportunities for our portfolio.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended June 30, 2023

●	Net revenue was $0.0 million for the three months ended June 30, 2023 and 2022.

●	Net loss was $1.1 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. This was an increase of $0.4 million, primarily due to legal fees in connection with the Cypress lawsuit.

●	Basic and diluted loss per share from continuing operations was $41.66 for the three months ended June 30, 2023, compared with basic and diluted loss per share of $26.52 for the same period last year.

Consolidated Results of Operations for the Six Months Ended June 30, 2023

●	Net revenue was $0.1 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively.

●	Net loss was $2.2 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. This was an increase of $0.7 million, primarily due to legal fees in connection with the Cypress lawsuit.

●	Basic and diluted loss per share from continuing operations was $83.33 for the six months ended June 30, 2023, compared with basic and diluted loss per share of $56.82 for the same period last year.

Cash Flow/Financial Condition for the Six Months Ended June 30, 2023

●	Cash and cash equivalents totaled $0.2 million at June 30, 2023, compared with $1.2 million at December 31, 2022. The decrease in the cash balance of $1.0 million was primarily due to operating expenses.

Results of Operations

The following discussion relates to continuing operations unless indicated otherwise. “NM” means that the percentage amount is not meaningful.

Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Net revenue	$—	$—	NM	$0.1	$—	NM

Net revenue was $0.0 million for the three months ended June 30, 2023 and 2022, respectively.

Net revenue was $0.1 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively.

Selling, General and Administrative (“SG&A”)

	Three Months Ended		Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Selling, general and administrative	$1.1	$0.8	37.5%	$2.2	$1.6	37.5%
As a percent of revenue	NM	NM		2,200.0%	NM

SG&A expense increased for the three months ended June 30, 2023 by $0.3 million (or 37.5%), compared with the same period last year, primarily due to legal fees in connection with the Cypress lawsuit. See Note 10 — Litigation, Commitments and Contingencies for more information regarding litigation.

SG&A expense increased for the six months ended June 30, 2023 by $0.6 million (or 37.5%), compared with the same period last year, primarily due to legal fees in connection with the Cypress lawsuit. See Note 10 — Litigation, Commitments and Contingencies for more information regarding litigation.

Operating Loss

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Loss from operations	$(1.1)	$(0.8)	(37.5)%	$(2.1)	$(1.6)	(31.3)%
As a percent of revenue	NM	NM		2,100.0%	NM

Operating loss was $1.1 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. Operating loss increased by $0.3 million for the three months ended June 30, 2023, compared with the same period last year, primarily due to legal fees in connection with the Cypress lawsuit. See Note 10 — Litigation, Commitments and Contingencies for more information regarding litigation.

Operating loss was $2.1 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. Operating loss increased by $0.5 million for the six months ended June 30, 2022, compared with the same period last year, primarily due to legal fees in connection with the Cypress lawsuit. See Note 10 — Litigation, Commitments and Contingencies for more information regarding litigation.

Other Income (Expense)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Interest expense	$(0.1)	$—	NM	$(0.2)	$(0.1)	100.0%
Other income, net	0.1	0.1	0.0%	0.1	0.2	(50.0)%
Total other income	$—	$0.1	(100.0)%	$(0.1)	$0.1	(200.0)%
As a percent of revenue	NM	NM		(100.0)%	NM

Total other income for the three months ended June 30, 2023 and 2022 was $0.0 million and $0.1 million, respectively.

For the six months ended June 30, 2023, total expense was $0.1 million and for the six months ended June 30, 2022, total income was $0.1 million.

Income Tax Provision

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Income tax benefit (provision)	$—	$—	NM	$—	$—	NM
Effective tax rate	0.0%	0.0%		0.0%	0.0%

Income tax for the three and six months ended June 30, 2023 and 2022 was $0.0 million, due to losses in the period or loss carryovers from prior periods.

Segment Results

The asset management business is our only reportable segment as of June 30, 2023.

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

Information related to our segment is as follows:

Asset Management Business

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Operating loss	$(0.3)	$(0.3)	0.0%	$(0.6)	$(0.7)	(14.3)%

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Corporate and unallocated operating loss	$(0.8)	$(0.5)	60.0%	$(1.5)	$(0.9)	66.7%

For the three months ended June 30, 2023 and 2022, corporate and unallocated operating loss was $0.8 million and $0.5 million, respectively, representing a 60.0% increase from the prior year. The increase is primarily due to legal fees in connection with the Cypress lawsuit. See Note 10 — Litigation, Commitments and Contingencies for more information regarding litigation.

For the six months ended June 30, 2023 and 2022, corporate and unallocated operating loss was $1.5 million and $0.9 million, respectively, representing a 66.7% increase from the prior year. The increase is primarily due to legal fees in connection with the Cypress lawsuit. See Note 10 — Litigation, Commitments and Contingencies for more information regarding litigation.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and six months ended June 30, 2023.

Financial Position

Our cash and cash equivalents balance as of June 30, 2023 was $0.2 million, compared to $1.2 million as of December 31, 2022.

Our accounts payable balance as of June 30, 2023 was $2.2 million, compared to $1.2 million as of December 31, 2022.

Our other current liabilities balance as of June 30, 2023 and December 31, 2022 was $0.4 million.

Liquidity and Capital Resources

Cash Flows Used in Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2023	2022
Net loss	$(2.2)	$(1.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment-in-Kind interest	0.2	0.1
Changes in operating assets and liabilities	1.0	0.1
Net cash used in operating activities	$(1.0)	$(1.3)

Cash used in operating activities was $1.0 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, which was primarily related to ordinary operating expenses.

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

The Company had no cash provided by financing activities for the six months ended June 30, 2023 or 2022.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $0.2 million cash and cash equivalents on hand as of June 30, 2023.

We expect that our cash, in addition to asset monetization, will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2023, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023, the end of the period covered by this report, the Chief Executive Officer, Daniel Strauss, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended June 30, 2023, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our legacy businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of June 30, 2023, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date:	August 14, 2023	By:	/s/ Francis Ruchalski
		Name:	Francis Ruchalski
		Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

