Form 10-Q
period 2023-09-30
GlassBridge Enterprises, Inc.
filed 2023-11-14
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,170 shares of Common Stock, par value $0.01 per share, were outstanding as of October 31, 2023.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenue	$—	$—	$0.1	$—
Operating expenses:
Selling, general and administrative	1.0	0.7	3.2	2.3
Total operating expenses	1.0	0.7	3.2	2.3
Operating loss	(1.0)	(0.7)	(3.1)	(2.3)
Other income (expense):
Interest expense	—	(0.1)	(0.2)	(0.2)
Other income (expense), net	(0.1)	—	—	0.2
Total other expense, net	(0.1)	(0.1)	(0.2)	—
Loss before income taxes	(1.1)	(0.8)	(3.3)	(2.3)
Net loss	(1.1)	(0.8)	(3.3)	(2.3)

Net loss per common share — basic and diluted:	$(41.67)	$(30.30)	$(125.00)	$(87.12)

Weighted average common shares outstanding:
Basic and diluted (thousands)	26.4	26.4	26.4	26.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3.1	$1.2
Accounts receivable, net	—	0.1
Other current assets	1.0	—
Total current assets	4.1	1.3
Mortgage servicing rights (See Note 5 – Mortgage Servicing Rights)	6.1	—
Investment in Arrive, cost (See Note 6 – Arrive Investment)	12.5	12.8
Other assets and other investments (See Note 6 – Arrive Investment)	0.6	0.5
Total assets	$23.3	$14.6
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1.4	$1.2
Other current liabilities	0.8	0.4
Total current liabilities	2.2	1.6
Tacora note payable (See Note 7 – Debt)	1.9	—
Preferred stock series B liability (See Note 10– Redeemable Preferred Stock and Restricted Stock Units)	13.2	—
GHI LLC note payable (See Note 7 – Debt)	—	3.7
Deferred tax liabilities	0.2	0.2
Total liabilities	17.5	5.5
Shareholders’ equity:
Common stock, $.01 par value, authorized 50,000, 28,097 issued at September 30, 2023; 28,097 issued at December 31, 2022	—	—
Additional paid-in capital	1,073.0	1,073.0
Accumulated deficit	(1,042.3)	(1,039.0)
Treasury stock, at cost: 2,927 shares at September 30, 2023; 2,927 shares at December 31, 2022	(24.9)	(24.9)
Total shareholders’ equity	5.8	9.1
Total liabilities and shareholders’ equity	$23.3	$14.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of December 31, 2022	28,097	$—	$1,073.0	$(1,039.0)	2,927	$(24.9)	$9.1
Net loss				(3.3)			(3.3)
Redemption of shares (see Note 11 – Shareholders’ Equity)					7,578	1.3	1.3
Shares issued to Tacora (see Note 11 – Shareholders’ Equity)					(7,578)	(1.3)	$(1.3)
Balance as of September 30, 2023	28,097	$—	$1,073.0	$(1,042.3)	2,927	$(24.9)	$5.8

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of December 31, 2021	28,097	$—	$1,073.0	$(1,036.0)	2,927	$(24.9)	$12.1
Net loss				(2.3)			(2.3)
Balance as of September 30, 2022	28,097	$—	$1,073.0	$(1,038.3)	2,927	$(24.9)	$9.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(3.3)	$(2.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.1	—
Payment-in-kind interest	0.2	0.2
Changes in operating assets and liabilities	0.3	0.1
Net cash used in operating activities	(2.7)	(2.0)
Cash Flows from Investing Activities:
Purchase of mortgage servicing rights	(5.5)	—
Purchase of marketable securities	(0.7)	—
Purchase of investments	—	(0.2)
Net cash used in investing activities	(6.2)	(0.2)
Cash Flows from Financing Activities:
Proceeds from Tacora note payable	2.0	—
Proceeds from the sale of preferred stock	12.7	—
Proceeds from the sale of restricted stock	0.1	—
Purchase of common stock placed into treasury shares	(1.3)	—
Proceeds from the sale of common stock from treasury shares	1.3	—
Repayment of GHI LLC note payable	(4.0)	—
Net cash provided by financing activities	10.8	—

Net change in cash and cash equivalents	1.9	(2.2)
Cash and cash equivalents — beginning of period	1.2	4.1
Cash and cash equivalents — end of period	$3.1	$1.9

Supplemental disclosures of cash paid during the period:
Interest expense	$0.6	$0.1

Non-cash investing and financing activities during the period:
Marketable securities received from Arrive distribution	$0.3	$—
Offset accounts receivable from Arrive vs capital contribution due Arrive	$0.1	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

GlassBridge Enterprises, Inc. (“GlassBridge”, the “Company”, “we”, “us” or “our”) owns and operates an asset management business and a mortgage servicing business.

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

The Company has 1,360 shares of outstanding and exercisable stock options that have been excluded because they would be anti-dilutive. See Note 8 –Stock-Based Compensation for additional information on the stock options.

The following table sets forth the computation of weighted average basic and diluted income per share (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, except for per share amounts)	2023	2022	2023	2022
Numerator:
Net loss available for common stockholders	$(1.1)	$(0.8)	$(3.3)	$(2.3)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted (in thousands)	26.4	26.4	26.4	26.4

Net loss per common share – basic and diluted	$(41.67)	$(30.30)	$(125.00)	$(87.12)

Note 4 — Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided as follows:

Other current assets were $1.0 million and $0.0 million as of September 30, 2023 and December 31, 2022, respectively and consist of marketable securities (see Note 14 — Fair Value Measurements).

Other current liabilities were $0.8 million as of September 30, 2023, and include an accrual for a holdback amount of $0.6 million on the purchase price of mortgage service rights as well as insurance and corporate liability accruals of $0.2 million. Other current liabilities were $0.4 million as of December 31, 2022, and include accruals for payroll expense of $0.2 million and insurance and corporate liability accruals of $0.2 million.

Note 5 — Mortgage Servicing Rights

On September 29, 2023, GlassBridge purchased Mortgage Servicing Rights (“MSR”) and assumed related obligations from Greenway Mortgage Holding Corporation (“Greenway”). Under the transaction, GlassBridge acquired the MSRs and title to 2,009 fixed rate residential Mortgage Loans with an aggregate value of approximately $435 Million, for a total purchase price of $6,134,680 (with 90% of the purchaser price paid at closing; 5% to be paid two (2) business days after the transfer date (estimated to be February 1, 2024) and 5% to be held for no more than two (2) years pending receipt and satisfactory review of mortgage loan files, data and documentation). The purchase price was based on the purchase price percentage of 1.41% (calculated by multiplying the purchase price percentage by the unpaid principal balance of the underlying Mortgage Loans as of the sale date). The holdback amount of $0.6 million is recorded within the Company’s other current liabilities.

The MSRs include: (a) all rights to service the Mortgage Loans; (b) all rights to receive servicing fees, certain ancillary income, reimbursements or indemnification for servicing the Mortgage Loans, and any payments received in respect of the foregoing and proceeds thereof; (c) the right to collect, hold and disburse escrow payments or other payments with respect to the Mortgage Loans (but not the funds actually collected with respect thereto) and to receive interest income on such amounts to the extent permitted by applicable law and requirements; (d) all accounts, including any custodial accounts or escrow accounts, and other rights to payment related to any of the property described in this paragraph; (e) possession and use of any and all credit files and servicing files or other information pertaining to the Mortgage Loans or pertaining to the past, present or prospective servicing of the Mortgage Loans; (f) to the extent applicable, all rights and benefits relating to the direct solicitation of the related mortgagors for refinance or modification of the Mortgage Loans and attendant right, title and interest in and to the list of such Mortgagors and data relating to their respective Mortgage Loans; and (g) all rights, powers and privileges incident to any of the foregoing.

Prior to the applicable transfer date, but after the sale date, an affiliate of Greenway will continue to service the loans with our subservicer, Valon. During this period, we are conducting a due diligence review of the Mortgage Loans. To effect the purchase and the subsequent transfer, Greenway has made customary representations and warranties, as well as, provided indemnification rights including for the servicer, subservicer or Greenway’s failure to comply applicable requirements and accepted servicing practices relating to the servicing of the related Mortgage Loans or any breach of its representations, warranties or covenants in the Agreement, or any termination of the servicer as servicer for cause by Fannie Mae.

Note 6 — Arrive Investment

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

●	Investment in Arrive of $12.5 million and $12.8 million as of September 30, 2023 and December 31, 2022, respectively, represents an investment in the Arrive operating company, Arrive I LLC. The Company’s investment entitles the Company to appoint one of five Arrive Board members and gives the Company priority for distributions of current income and investment proceeds. In addition, the Company is entitled to receive between 18% and 20% of all general partner consideration on pooled investment vehicles managed by Arrive, whether characterized as management fees or incentive fees.

●	Other assets of $0.6 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively, represent an investment in the Arrive Opportunities Fund I, LP, managed by an affiliate of Arrive I LLC.

The Company did not record any unrealized gains or losses during the three months ended September 30, 2023 or 2022 related to these investments. The Company took distributions of $0.3 million from the Arrive operating company, Arrive I LLC, in the form of marketable securities during the nine months ended September 30, 2023. The Company is not required to contribute additional capital to either of the investments.

Historically, the Company accounted for such investments under the cost method of accounting. The adoption of ASU No. 2016-01 in the first quarter of 2018 effectively eliminated the cost method of accounting, and the carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. Our strategic investment in equity securities does not have a readily determinable fair value; therefore, the new guidance was adopted prospectively. As of September 30, 2023, there were no indicators of impairment for this investment. The Company will assess the investment for potential impairment, quarterly.

Note 7 — Debt

Debt and notes payable consists of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)
	(in millions)
Tacora note payable	$1.9	$—
GHI LLC note payable	—	3.7
Other liabilities	0.2	0.2
Total long term debt	$2.1	$3.9

The Company entered into a Term Loan and Security Agreement (“Tacora Loan Agreement”) with Tacora Capital, LP (“Tacora”), an asset management firm, pursuant to which Tacora lent $2.0 million to the Company on September 25, 2023. The loan requires quarterly payments or accruals (at the Company’s option) of interest, equal to an 8% per annum. If the Company defaults on the loan, the interest rate increases to 11% per annum. The loan, and all accrued and unpaid interest, is due in full seven years following its issuance. The Company has the right to prepay the loan in increments of at least $100,000 at any time after the Preferred Stock (see Note 10 – Redeemable Preferred Stock and Restricted Stock Units) has been redeemed. Any amounts repaid by the Company to Tacora may not be re-borrowed. The Company incurred $0.1 million of issuance costs related to the loan, which is recognized as a reduction of the loan proceeds and amortized over the term of the loan.

As of September 30, 2023, the Company was in compliance with all covenants under the Tacora Loan Agreement.

The Company entered into a Term Loan and Security Agreement (“GHI Loan Agreement”) with Gazellek Holdings I, LLC (“GHI LLC”), pursuant to which GHI LLC lent $3.5 million to the Company on August 6, 2021. The GHI Loan Agreement was paid in full subsequent to the closing of the Tacora Loan Agreement on September 25, 2023..

Scheduled maturities of the Company’s long-term debt, as they exist as of September 30, 2023, in each of the next five fiscal years and thereafter are as follows:

Fiscal years ending in	(in millions)
2023	$—
2024	—
2025	—
2026	—
2027	—
2028 and thereafter	2.1
Total	$2.1

Note 8 — Stock-Based Compensation

We have stock-based compensation awards consisting of stock options under the 2011 Incentive Plan, which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, there are no remaining shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan. The Company did not have any stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022.

Stock Options

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2022	1,360	$106.00
Outstanding September 30, 2023	1,360	$106.00
Exercisable as of September 30, 2023	1,360	$106.00

As of September 30, 2023, options to purchase 1,360 shares are outstanding and exercisable, and the aggregate intrinsic value of all outstanding stock options was $0.0 million. No options were granted or exercised during the three and nine months ended September 30, 2023.

As of September 30, 2023, there is no unrecognized compensation expense related to outstanding stock options.

Note 9 — Income Taxes

For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income (loss), excluding unusual or infrequently occurring discrete items. For the three months ended September 30, 2023 and 2022, we recorded income tax of $0.0 million on a loss of $1.1 million and on a loss of $0.8 million, respectively. For the nine months ended September 30, 2023 and 2022, we recorded income tax of $0.0 million on a loss of $3.3 million and on a loss of $2.3 million, respectively. The effective income tax rate for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on various deferred tax assets.

The Tacora and other transactions during the quarter did not create any limitations on the utilization of tax loss carryovers under Section 382 of the Internal Revenue Code.

We file income tax returns in multiple jurisdictions that are subject to review by various U.S and state taxing authorities. Our U.S. federal income tax returns for 2020 to present, and certain state returns from 2019 to present, are open to examination.

Note 10 — Redeemable Preferred Stock and Restricted Stock Units

On September 25, 2023 (the “Closing Date”), the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Tacora. Pursuant to the terms of the Stock Purchase Agreement, on the Closing Date, the Company sold to Tacora 13,725 shares of Series B Preferred Stock (the “Preferred Stock”), 7,500 Series 1 restricted stock units (the “Series 1 RSUs”), and 15,000 Series 2 restricted stock units (the “Series 2 RSUs,” and together with the Series 1 RSUs, the “RSUs”). The Preferred Stock was purchased for $1,000 per share, representing an aggregate sum of $13.7 million. The RSUs were purchased for $3.33 per unit, representing an aggregate sum of $0.1 million. Under the Stock Purchase Agreement and subject to the terms and conditions set forth therein, Tacora also may purchase up to an additional 32,775 shares of Preferred Stock for aggregate consideration of $32.8 million and up to an additional 17,500 Series 1 RSUs and 35,000 Series 2 RSUs, for aggregate consideration of $0.1 million. The additional shares of Preferred Stock and the RSUs will be purchased and issued from time to time, proportionally, in connection with and as the Company invests in certain approved transactions (as established in the Stock Purchase Agreement).

From the Closing Date until 48 months after all shares of Preferred Stock issuable to Tacora under the Stock Purchase Agreement have been issued, the Preferred Stock is entitled to receive cumulative dividend distributions at a rate of 8% per annum. Thereafter, the dividend rate increases to 15.5% per annum. The holders of the Preferred Stock have no voting rights and the Preferred Stock is not convertible into Common Stock.

Mandatory Redemption of the Preferred Stock and RSUs

Each share of Preferred Stock is redeemable for $1,000 per share, plus all accrued and unpaid dividends thereon. The Company may redeem the Preferred Stock in part or in full at any time and from time to time; provided that the Company must redeem all of the issued and outstanding shares of Preferred Stock on or prior to the sixth anniversary of the Closing Date.

Beginning on the third anniversary of the Closing Date, Tacora has the right to surrender the Series 1 RSUs to the Company for a cash payment in an amount equal to the product of (i) the then fair market value of a share of the Common Stock minus $164.95 (the estimated fair market value of a share of the Common Stock on the Closing Date) multiplied by (ii) the number of Series 1 RSUs then being surrendered to the Company. Tacora has a similar right to surrender the Series 2 RSUs beginning on the sixth anniversary of Closing Date for a cash payment calculated in the same way. Neither the Company nor Tacora possess the right to deliver or demand that the RSUs be settled in Common Stock. The RSUs do not provide Tacora with voting rights or rights to dividend equivalent payments.

The Company concluded the Preferred Stock and RSUs are mandatorily redeemable financial instruments in accordance with ASC 480 and, as such, must be classified as a liability, with preferred annual returns and any changes in redemption value being accrued and recorded as interest expense. The Company measured each of these liabilities at fair value on the Closing Date. As of September 30, 2023, the Company marked each of these financial instruments to the respective redemption value of $13.7 million for the preferred stock and $0.1 million for the RSUs, which is reflected on the consolidated balance sheets. The Company incurred $0.6 million of deferred issuance costs in relation to the issuance of the Preferred Stock, which is presented net of the Preferred Stock liability and will be amortized over the estimated six-year term of the Preferred Stock. The Company did not incur material issuance costs related to the RSUs. As of September 30, 2023, the RSUs do not have any redemption value and the maximum amount payable for the preferred stock is $13.7 million.

Note 11 — Shareholders’ Equity

Treasury Stock

On September 25, 2023, the Company redeemed from certain stockholders controlled by George Hall, a related party, a total of 7,578 shares of Common Stock of the Company for aggregate consideration of $1.3 million. Pursuant to the terms of the Stock Purchase Agreement entered into by the Company with Tacora on September 25, 2023 (see Note 10 – Redeemable Preferred Stock and Restricted Stock Units above), the Company concurrently sold to Tacora 7,578 shares of Common Stock for aggregate proceeds of $1.3 million.

On November 14, 2016, our Board authorized a share repurchase program under which we may repurchase up to 2,500 shares of common stock, from time to time, using a variety of methods, which may include open market transactions and privately negotiated transactions.

The Company did not purchase any shares during the three months ended September 30, 2023 under the share repurchase program. Since the November 14, 2016 authorization, we have repurchased 780 shares of common stock for $0.3 million, and, as of September 30, 2023, we had remaining authorization to repurchase 1,720 additional shares.

As of September 30, 2023 and December 31, 2022, the Company has 2,927 shares of treasury stock, acquired at an average price of $8,496.47 per share.

Stock Warrants

In connection with the GHI Loan Agreement, the Company issued to GHI LLC, for $120,000, a Common Stock Purchase Warrant entitling GHI LLC to purchase 4.8% of GLAE’s outstanding common stock, at the price of $0.01 per share, and a second Common Stock Purchase Warrant entitling GHI LLC to purchase 5.2% of GLAE’s outstanding common stock, at the price of $169.62 per share. The second warrant is automatically canceled if the Company consummates a Sale Transaction that is sourced other than by GHI LLC or its affiliates. A “Sale Transaction” is a merger, consolidation, combination or similar transaction (in one or a series of related transactions), such that the beneficial owners of shares of Company common stock immediately prior to the transaction or transactions will, immediately after such transaction or transactions, beneficially own less than a majority of the shares of common stock or outstanding equity of the surviving corporation (on a fully diluted basis). Each warrant expires August 2, 2026, is exercisable net of proceeds received; entitles its holder to receive certain distributions on the Company’s common stock, as if the warrant had been exercised; and bears registration rights respecting the underlying common stock. The first warrant purports to give its holder voting rights, as if the warrant had been exercised. The sale was exempt from registration under the Securities Act pursuant to Sec. 4(a)(2), as not involving any public offering, because no general solicitation was involved, and GHI LLC is an accredited professional investor, which agreed to accept restricted securities. In connection with the Stock Purchase Agreement, the second Common Stock Purchase Warrant entitling GHI LLC to purchase 5.2% of GLAE’s outstanding common stock was cancelled. See Note 10 – Redeemable Preferred Stock and Restricted Stock Units for more information on the Stock Purchase Agreement.

Note 12 — Segment Information

On September 29, 2023, GlassBridge purchased MSRs and assumed related obligations from Greenway. Under the transaction, GlassBridge acquired the MSRs and title to 2,009 fixed rate residential Mortgage Loans with an aggregate value of approximately $435 Million, for a total purchase price of $6.1 million. The Company intends to create a separate reportable segment from the asset management business.

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

Net revenue, operating loss from operations and assets by segment were as follows (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Net revenue
Asset management business	$—	$—	$0.1	$—
Mortgage servicing business	—	—	—	—
Total net revenue	—	—	0.1	—
Operating loss from operations
Asset management business	(0.4)	(0.4)	(1.0)	(1.1)
Mortgage servicing business	—	—	—	—
Total segment operating loss	(0.4)	(0.4)	(1.0)	(1.1)
Corporate and unallocated	(0.6)	(0.3)	(2.1)	(1.2)
Total operating loss	(1.0)	(0.7)	(3.1)	(2.3)
Interest expense	—	(0.1)	(0.2)	(0.2)
Other income, net	(0.1)	—	—	0.2
Income (loss) from operations before income taxes	$(1.1)	$(0.8)	$(3.3)	$(2.3)

	September 30,	December 31,
(In millions)	2023	2022
	(unaudited)
Assets
Asset management business	$13.4	$13.5
Mortgage servicing business	6.1	—
Total segment assets	19.5	13.5
Corporate and unallocated	3.8	1.1
Total consolidated assets	$23.3	$14.6

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

As of September 30, 2023, the Company believes that an outcome resulting in a loss is remote and does not have any accruals related to the matter.

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

The claim was being made against the Company due to its acquisition of certain assets of Memorex International Inc. in 2006. Such acquisition specifically excluded any undisclosed and contingent liabilities including any litigation that was commenced after closing, and on September 11, 2023, the Company was dismissed as a defendant to the action.

Indemnification Obligations

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There has historically been no material losses related to such indemnifications. As of September 30, 2023 and December 31, 2022, estimated liability amounts associated with such indemnifications were not material.

Note 14 — Fair Value Measurements

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

The following outlines the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, respectively (in millions):

	Hierarchy	September 30, 2023	December 31, 2022

Marketable securities	Level 1	$1.0	$—
Mortgage servicing rights (1)	Level 3	$6.1	$—

(1)

The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 12.5%, 3.88%, and $81.00 per year per loan, respectively, as of September 30, 2023. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The Company’s mortgage servicing rights (“MSRs”) fall under Level 3 measurements as the fair value of the MSRs is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the MSRs include mortgage prepayment rates, discount rates and cost to service.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in millions):

	Three Months Ended September 23,		Nine Months Ended September 23,
Mortgage Servicing Rights	2023	2022	2023	2022
Beginning of Period	$—	$—	$—	$—
Acquired	6.1	—	6.1	—
Originations	—	—	—	—
Settlements	—	—	—	—
Changes in Fair Value	—	—	—	—
End of Period	$6.1	$—	$6.1	$—

Note 15 — Related Party Transactions

On September 25, 2023, the Company redeemed from certain stockholders controlled by George Hall, a related party, a total of 7,578 shares of common stock of the Company for aggregate consideration of $1.3 million, which the Company sold to Tacora for aggregate proceeds of $1.3 million. See Note 10 – Redeemable Preferred Stock and Restricted Stock Units for more information.

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Risk Factors

We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the SEC and in our reports to shareholders.

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning the launch of our asset management business and related investment vehicles, strategic initiatives and potential acquisitions, the results of operations of our existing business lines, the impact of legal or regulatory matters on our business, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: our need for substantial additional capital in order to fund our business; our ability to realize the anticipated benefits of our restructuring plan and other recent significant changes; significant costs relating to pending and future litigation; our ability to attract and retain talented personnel; the structure or success of our participation in any joint investments; risks related to our newly acquired mortgage services rights business including rising interest rates, lack of housing inventory and other risks currently affecting the real estate and mortgage servicing industry; risks associated with any future acquisition or business opportunities; our need to consume resources in researching acquisitions, business opportunities or financings and capital market transactions; our ability to integrate additional businesses or technologies including our new mortgage servicing rights business; the impact of our reverse stock split on the market trading liquidity of our common stock; the market price volatility of our common stock; our need to incur asset impairment charges for intangible assets; significant changes in discount rates, rates of return on pension assets and mortality tables; our reliance on aging information systems and our ability to protect those systems against security breaches; our ability to integrate accounting systems; changes in tax guidance and related interpretations and inspections by tax authorities; our ability to raise capital from third party investors for our asset management business; our ability to comply with extensive regulations relating to (i) the launch and operation of our asset management business and (ii) the launch and operation of our mortgage servicing rights business; our ability to compete in the intensely competitive asset management business and mortgage servicing rights businesses; the performance of any investment funds we sponsor or accounts we manage; difficult market and economic conditions, including changes in interest rates and volatile equity and credit markets; our ability to achieve steady earnings growth on a quarterly basis in our asset management business; the significant demands placed on our resources and employees, and associated increases in expenses, risks and regulatory oversight, resulting from the potential growth of our asset management business; and our ability to establish a favorable reputation for our asset management business; the lack of operating history of our asset manager subsidiary and any funds that we may sponsor; our ability to develop and deliver differentiated and innovative products.

Overview

GlassBridge Enterprises, Inc. (“GlassBridge,” the “Company,” “we,” “us,” or “our”) owns and operates an asset management business and a mortgage servicing business. We actively explore a diverse range of new, strategic asset management business opportunities for our portfolio as well as other mortgage servicing opportunities.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended September 30, 2023

●	Net revenue was $0.0 million for the three months ended September 30, 2023 and 2022.

●	Operating loss was $1.0 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. This was an increase of $0.3 million, primarily due to legal fees in connection with the Cypress lawsuit.

●	Basic and diluted loss per share from continuing operations was $41.67 for the three months ended September 30, 2023, compared with basic and diluted loss per share of $30.30 for the same period last year.

Consolidated Results of Operations for the Nine Months Ended September 30, 2023

●	Net revenue was $0.1 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively.

●	Operating loss was $3.1 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively. This increase of $0.8 million was primarily due to legal fees in connection with the Cypress lawsuit.

●	Basic and diluted loss per share from continuing operations was $125.00 for the nine months ended September 30, 2023, compared with basic and diluted loss per share of $87.12 for the same period last year.

Cash Flow/Financial Condition for the Nine Months Ended September 30, 2023

●	Cash and cash equivalents totaled $3.1 million at September 30, 2023, compared with $1.2 million at December 31, 2022. The increase in the cash balance of $1.9 million was primarily due to proceeds from the Stock Purchase Agreement described in Note 10 – Redeemable Preferred Stock and Restricted Stock Units.

Results of Operations

The following discussion relates to continuing operations unless indicated otherwise. “NM” means that the percentage amount is not meaningful.

Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Net revenue	$—	$—	NM	$0.1	$—	NM

Net revenue was $0.0 million for the three months ended September 30, 2023 and 2022, respectively.

Net revenue was $0.1 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Selling, general and administrative	$1.0	$0.7	42.9%	$3.2	$2.3	39.1%
As a percent of revenue	NM	NM			3,200.0%	NM

SG&A expense increased for the three months ended September 30, 2023 by $0.3 million (or 42.9%), compared with the same period last year, primarily due to legal fees in connection with the Cypress lawsuit. See Note 13 — Litigation, Commitments and Contingencies for more information regarding litigation.

SG&A expense increased for the nine months ended September 30, 2023 by $0.9 million (or 39.1%), compared with the same period last year, primarily due to legal fees in connection with the Cypress lawsuit. See Note 13 — Litigation, Commitments and Contingencies for more information regarding litigation.

Operating Loss

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Loss from operations	$(1.0)	$(0.7)	(42.9)%	$(3.1)	$(2.3)	(34.8)%
As a percent of revenue	NM	NM		3,100.0%	NM

Operating loss was $1.0 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. Operating loss increased by $0.3 million for the three months ended September 30, 2023, compared with the same period last year, primarily due to legal fees in connection with the Cypress lawsuit. See Note 13 — Litigation, Commitments and Contingencies for more information regarding litigation.

Operating loss was $3.1 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively. Operating loss increased by $0.8 million for the nine months ended September 30, 2022, compared with the same period last year, primarily due to legal fees in connection with the Cypress lawsuit. See Note 13 — Litigation, Commitments and Contingencies for more information regarding litigation.

Other Income (Expense)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Interest expense	$—	$(0.1)	(100.0)%	$(0.2)	$(0.2)	0.0%
Other income (expense), net	(0.1)	—	NM	—	0.2	(100.0)%
Total other expense	$(0.1)	$(0.1)	0.0%	$(0.2)	$—	NM
As a percent of revenue	NM	NM		(50.0)%	NM

Total other expense for the three months ended September 30, 2023 and 2022 was $0.1 million.

For the nine months ended September 30, 2023, total other expense was $0.2 million and for the nine months ended September 30, 2022, total other expense was $0.0 million.

Income Tax Provision

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Income tax benefit (provision)	$—	$—	NM	$—	$—	NM
Effective tax rate	0.0%	0.0%		0.0%	0.0%

Income tax for the three and nine months ended September 30, 2023 and 2022 was $0.0 million, due to losses in the period or loss carryovers from prior periods. The Tacora and other transactions during the quarter did not create any limitations on the utilization of tax loss carryovers under Section 382 of the Internal Revenue Code.

Segment Results

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

Information related to our segments is as follows:

Asset Management Business

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Operating loss	$(0.4)	$(0.4)	—%	$(1.0)	$(1.1)	(9.1)%

The Company operates its diversified private asset management business through a number of subsidiaries that sponsor our fund offerings. We expect our asset management business to earn revenues primarily by providing investment advisory services to third party investors through our managed funds, as well as separate managed accounts.

Mortgage Servicing Business

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Operating loss	$—	$—	NM	$—	$—	NM

On September 29, 2023, the Company acquired mortgage servicing rights with the intention of creating a separate reportable segment from the asset management business.

Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Corporate and unallocated operating loss	$(0.6)	$(0.3)	100.0%	$(2.1)	$(1.2)	75.0%

For the three months ended September 30, 2023 and 2022, corporate and unallocated operating loss was $0.6 million and $0.3 million, respectively, representing a 100.0% increase from the prior year. The increase is primarily due to legal fees in connection with the Cypress lawsuit. See Note 13 — Litigation, Commitments and Contingencies for more information regarding litigation.

For the nine months ended September 30, 2023 and 2022, corporate and unallocated operating loss was $2.1 million and $1.2 million, respectively, representing a 75.0% increase from the prior year. The increase is primarily due to legal fees in connection with the Cypress lawsuit. See Note 13 — Litigation, Commitments and Contingencies for more information regarding litigation.

Impact of Changes in Foreign Currency Rates

The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and nine months ended September 30, 2023.

Financial Position

Our cash and cash equivalents balance as of September 30, 2023 was $3.1 million, compared to $1.2 million as of December 31, 2022.

Our accounts payable balance as of September 30, 2023 was $1.4 million, compared to $1.2 million as of December 31, 2022.

Our other current liabilities balance as of September 30, 2023 was $0.8 million, compared to $0.4 million as of December 31, 2022.

Liquidity and Capital Resources

Cash Flows Used in Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2023	2022
Net loss	$(3.3)	$(2.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.1	—
Payment-in-Kind interest	0.2	0.2
Changes in operating assets and liabilities	0.3	0.1
Net cash used in operating activities	$(2.7)	$(2.0)

Cash used in operating activities was $2.7 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively, which was primarily related to ordinary operating expenses.

Cash Flows Used In Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2023	2022
Purchase of mortgage servicing rights	$(5.5)	$—
Purchase of marketable securities
Purchase of marketable securities	(0.7)	—
Purchase of investments	—	(0.2)
Net cash used in investing activities	$(6.2)	$(0.2)

Investing activities for the nine months ended September 30, 2023 included $5.5 million for the purchase of mortgage servicing rights and $0.7 million for the purchase of marketable securities. Investing activities for the nine months ended September 30, 2022 included a $0.2 million contribution to the Arrive investment.

Cash Flows Provided by Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2023	2022
Proceeds from Tacora note payable	$2.0	$—
Proceeds from the sale of preferred stock	12.7	—
Proceeds from the sale of restricted stock	0.1	—
Purchase of common stock placed into treasury shares	(1.3)	—
Proceeds from the sale of common stock from treasury shares	1.3	—
Extinguishment of GHI LLC note payable	(4.0)	—
Net cash provided by financing activities	$10.8	$—

Financing activities for the nine months ended September 30, 2023 included the Tacora note payable, the purchase and sale of stock and extinguishment of the GHI LLC note payable. See Note 7 – Debt and Note 10 – Redeemable Preferred Stock and Restricted Stock Units for more information. The Company had no cash provided by financing activities for the nine months ended September 30, 2022.

On September 29, 2023, GlassBridge purchased Mortgage Servicing Rights (“MSR”) and assumed related obligations from Greenway Mortgage Holding Corporation (“Greenway”). Under the transaction, GlassBridge acquired the MSRs and title to 2,009 fixed rate residential Mortgage Loans with an aggregate value of approximately $435 Million, for a total purchase price of $6,134,680 (with 90% of the purchaser price paid at closing; 5% to be paid two (2) business days after the transfer date (estimated to be February 1, 2024) and 5% to be held for no more than two (2) years pending receipt and satisfactory review of mortgage loan files, data and documentation). The purchase price was based on the purchase price percentage of 1.41% (calculated by multiplying the purchase price percentage by the unpaid principal balance of the underlying Mortgage Loans as of the sale date). See Note 5 – Mortgage Servicing Rights for more information.

We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary liquidity needs relate to funding our operations.

We had $3.1 million cash and cash equivalents on hand as of September 30, 2023.

We expect that our cash, in addition to asset monetization, will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.

Off Balance Sheet Arrangements

As of September 30, 2023, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023, the end of the period covered by this report, the Chief Executive Officer, Daniel Strauss, and the Chief Financial Officer, Francis Ruchalski, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended September 30, 2023, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our legacy businesses and discontinued operations). All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance. As of September 30, 2023, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows. Similarly, the Company is the plaintiff in a number of matters in the United States and elsewhere where the potential outcomes could be materially beneficial to the Company. These outcomes are also uncertain.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
10.1	Reference Spread Payment Agreement
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

Date:	November 14, 2023	By:	/s/ Francis Ruchalski
		Name:	Francis Ruchalski
		Title:	Chief Financial Officer
(duly authorized officer and principal financial officer)

